Form 10QSB
period 1995-09-30
LETCHWORTH INDEPENDENT BANCSHARES CORP
filed 1995-11-08
CIK 723323

LETCHWORTH INDEPENDENT BANCSHARES CORPORATION

INDEX
                                                            Page

PART I    Financial Information

ITEM 1.   Financial Statements

          Consolidated Statement of Condition
            September 30, 1995(Unaudited) and
            December 31, 1994                                    2

          Consolidated Statement of Income (Unaudited)
            Three and Nine Months Ended September 30, 1995
            and 1994                                             3


          Consolidated Statement of Cash Flows (Unaudited)
            Nine Months Ended September 30, 1995 and 1994        4

          Notes to Consolidated Financial Information            6

ITEM 2.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                           8

PART II   Other Information

          Item 6                                                 13

          Item 11                                                14

          Signatures                                             15

        LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
             CONSOLIDATED STATEMENT OF CONDITION


                                             September 30,  December 31,
                                                 1995           1994
                  Assets                      (unaudited)
Cash and due from banks                        $10,267,428      $6,264,350
Fed funds sold                                   8,000,000       5,600,000
Investment securities:
  Available for sale,                           21,636,322      22,280,800
  Held to maturity                              60,928,413      48,802,730

Loans                                          128,473,299     121,367,741
  Less-Allowance for possible loan losses      (1,625,763)     (1,526,900)
      Net Loans                               $126,847,536    $119,840,841

Accrued interest receivable                      2,255,895       1,711,571
Premises and equipment, net                      4,570,340       4,259,030
Other assets                                     2,240,346       2,955,312

                               Total Assets   $236,746,280    $211,714,634

       Liabilities and Shareholders' Equity

Deposits:
   Noninterest-bearing                         $24,511,106     $23,138,166
   Interest bearing                            184,226,461     164,319,775
       Total deposits                         $208,737,567    $187,457,941
Securities sold under agreements to              1,224,488         900,000
purchase
Accrued interest payable                           763,373         419,953
Accrued taxes and other liabilities                669,838         197,702
Advances from Federal Home Loan Bank             3,213,062       2,936,368
                          Total Liabilities   $214,608,328    $191,911,964

Shareholders' equity:
  Common stock, par value $1.00 per share
  1,500,000 shares authorized, 896,720
  shares issued                                   $896,720        $896,720
  Capital surplus                               10,087,067      10,087,067
  Retained earnings                             11,360,547       9,605,255
  Unrealized gain on securities                    217,942       (389,976)
  Minimum pension liability adjustment            (58,646)        (58,646)
  Employee stock ownership plan loan             (365,678)       (337,750)
payable
       Total shareholders' equity              $22,137,952     $19,802,670

 Total Liabilities and Shareholders' Equity   $236,746,280    $211,714,634

        LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
        CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                    Three Months Ended            Nine Months  Ended
                                       September  30,           September 30,
                                       1995         1994         1995         1994
Interest income:
 Interest and fees on loans          $3,261,112  $2,718,378    $9,525,136   $7,748,311
 Interest on investment securities
  Available for sale                    311,005     330,615     1,029,626      916,889
  Held to maturity                      898,846     503,283     2,419,927    1,318,328
 Interest on federal funds sold         110,251      29,846       306,438      113,452
Total interest income                $4,581,214  $3,582,122   $13,281,127  $10,096,980

Interest on deposits                  1,975,617   1,334,266     5,576,596    3,705,103

Net interest income                  $2,605,597  $2,247,856    $7,704,531   $6,391,877
Provision for possible loan losses       55,439      93,495       193,946      210,683
   Net interest income after
    provision for possible loan
    losses                           $2,550,158  $2,154,361    $7,510,585   $6,181,194

Other operating income:
 Service charges on deposit
  accounts                             $229,182    $206,786      $662,687     $575,904
 Other charges and fees                  19,627      17,504        65,357       52,540
 Other operating income                  48,839      47,495        93,633       93,440
 Gains on sales of loans and
  securities available for sale           6,902      17,699        16,461       89,309

Total other operating income           $304,550    $289,484      $838,138     $811,193

Other operating expenses:
 Salaries and employee benefits        $956,606    $834,760    $2,767,894   $2,323,822
 Occupancy expense                      104,750      84,453       315,336      281,927
 Printing and supplies                   66,630      56,638       227,657      181,468
 Equipment expense                      118,599     120,193       385,150      368,554
 FDIC assessment                        117,914      91,367       318,229      263,809
 Other non-detailed expenses            379,228     335,967     1,293,089    1,071,520
  Total other operating expense      $1,743,727  $1,523,378    $5,307,355   $4,491,100

Income before income taxes            1,110,981     920,467     3,041,368    2,501,287
Provision for income taxes              347,500     306,500       990,150      808,500

Net income                             $763,481    $613,967    $2,051,218   $1,692,787
Net income per common and common
 equivalent share                         $0.81       $0.68         $2.24        $1.89


        LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
      CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                   Nine Months Ended
                                                     September 30,
                                                    1995          1994
Cash flows from operating activities:
  Interest received                               $12,911,357   $10,145,090
  Service charges, fees and other inc. received       821,677       721,884
  Interest paid                                   (5,920,016)   (3,620,042)
  Cash paid to suppliers and employees            (2,881,447)   (4,460,525)
  Income taxes paid                                 (875,000)     (788,150)

  Net cash provided by operating activities        $4,056,571    $1,998,257

Cash flows from investing activities:
  Proceeds from sales of invest.securities-                $0    $4,053,749
  Proceeds from maturities of invest.              $9,248,312    $7,547,897
securities
  Purchases of investment securities-HTM         (19,309,902)  (21,883,043)
  Purchases of investment securities-AFS            (986,250)             0
  Net increase in federal funds sold              (2,400,000)     (150,000)
  Net increase in loans                           (9,730,617)  (10,798,920)
  Proceeds from sale of loans                       2,181,059     5,339,023
  Expenditures for capital assets                   (642,321)     (801,084)

  Net cash used in investing activities         ($21,639,719) ($16,692,378)

Cash flows from financing activities:
  Net increase in demand deposits, NOW
    accounts and money market accounts             $6,062,044    $4,402,604
  Net increase in time deposits                    15,217,582    11,572,082
  Proceeds from current FHLB borrowings               540,511     2,667,900
  Repayment FHLB borrowings                         (262,472)      (23,197)
  Increase (decrease) in repos                        324,488     (198,057)
  Dividends paid                                    (295,927)     (269,018)

  Net cash provided by financing activities       $21,586,226   $18,152,314

Net increase in cash and due from banks            $4,003,078    $3,458,193
Cash and due from banks, beginning of year          6,264,350     5,098,785
Cash and due from banks, end of quarter           $10,267,428    $8,556,978





Reconciliation of net income to
 net cash provided by operating activities:
   Net income                                      $2,051,218    $1,692,787
   Adjustments to reconcile net income to
    net cash provided by operating activities-
     Depreciation                                     462,969       402,861
     Provision for possible loan losses               193,646       210,683
     Loss on sale of investments                            0      (34,895)
     (Gain) on sale of loans                         (16,461)      (54,414)
     (Increase) in interest receivable              (544,324)     (166,699)
     Amortization of bond premium                     230,173       264,617
     Accretion of bond discount                      (55,619)      (49,808)
     Decrease (increase) in other assets              583,008     (262,872)
     Increase in interest payable                     343,420        81,058
     Decrease (increase) in accrued taxes
      and other liabilities                           808,541      (85,061)
      Net cash provided by operating activities    $4,056,571    $1,998,257



        LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL INFORMATION

                     September 30, 1995

Note 1 Basis of Presentation

The unaudited interim financial information includes the accounts of Letchworth Independent Bancshares Corporation and its subsidiary, The Bank of Castile. The financial information has been prepared in accordance with the Summary of Significant Accounting Policies as outlined in the Company's Form 10-KSB for the year ended December 31, 1994 and, in the opinion of management contains all adjustments necessary to present fairly the Company's financial position as of September 30, 1995 and December 31, 1994, the results of its operations for the three month and nine month periods ended September 30, 1995 and 1994, and its cash flows for the nine month periods ended September 30, 1995 and 1994.

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

Note 2 Loans

Loans consist of the following:
                                   September-30   December-31
                                       1995          1994
                                    (unaudited)

    Agricultural loans               $24,567,718  $22,091,563
    Commercial and industrial         21,839,153   19,670,283
loans
    Real estate loans:
       Secured by 1 to 4 family
         residential properties       41,096,258   40,353,744
       Other                          31,591,805   27,971,189
                                     $72,688,063  $68,324,933

    Consumer loans                    10,378,365   11,280,962
                                    $129,473,299 $121,367,741

An analysis of changes in the
allowance for possible loan losses
is as follows:
                                   September-30  September-30
                                       1995          1994
                                    (unaudited)   (unaudited)

Balance, beginning of year            $1,526,877   $1,448,026
 Provision, expense                      193,945      210,683
 Charge-offs                             155,164      209,982
 Recoveries                               60,105       38,653

            Balance, end of period    $1,625,763   $1,487,380



LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL INFORMATION, CONTINUED


Note 3 Investment Securities

The book and approximate market
value of investment securities
at September 30, 1995:

                                September-30-1995              December-31-1995
                                 Amortized    Market Value    Amortized       Market   (unaudited)  (unaudited) Value
                                  Cost                          Cost           Value
                                 (unaudited)  (unaudited)
Available for Sale
U.S. Treasury securities and
 obligations of U.S.Government
 corporations and agencies        $16,425,784  $16,802,447      $17,449,363 $17,050,000
State and political subdivision
 obligations                               $0           $0               $0          $0
Mortgage-Backed Securities         $4,205,906   $4,197,575       $4,909,776  $4,651,700
Federal Home Loan Bank stock         $636,300     $636,300         $579,100    $579,100
                                  $21,267,990  $21,636,322      $22,938,239 $22,280,800

Held to Maturity

U.S. Treasury securities and
 obligations of U.S.Government
 corporations and agencies        $29,970,302  $30,326,425      $20,698,476 $20,184,700
State and political subdivision
 obligations                      $23,252,083  $24,062,382      $20,166,690 $19,971,500
Mortgage-Backed Securities         $7,706,028   $7,713,032       $7,937,564  $7,649,900
                                  $60,928,413  $62,101,839      $48,802,730 $47,806,100


Note 4 Earnings Per Share

During November 1993, the Company sold 200,000 share of its common stock with attached warrants to purchase an additional 200,000 shares. The warrants are exerciseable at $23 per share and expire on December 31, 1997. Gross proceeds from the sale of stock totaled $4,000,000. Direct expenses associated with the offering approximated $168,000 and were netted against capital surplus.

Earnings per share are based on the weighted average number of common, and when applicable, common equivalent shares outstanding during the period.

LETCHWORTH INDEPENDENT BANCSHARES CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 1995




Financial Condition

Total assets of Letchworth Independent Bancshares
Corporation (the "Company") were $236.7 million as of September 30, 1995, an increase of $25.0 million, or 11.82%, over total assets at December 31, 1994. Deposits, the Company's primary source of funds, increased $21.3 million or 11.35% to $208.7 million at September 30, 1995.

Total loans outstanding as of September 30, 1995 increased by $7.1 million, or 5.85%, over total loans at December 31, 1994. The total loans outstanding figure of $128.5 million is net of loans sold during the first half of 1995. Residential real estate loans increased by $.7 million or 1.84%; while, consumer loans decreased $.9 million or 8.00%. As a result of expansions of several of our large agricultural customers, agricultural loans at September 30, 1995 increased $2.5 million or 11.21%. Commercial and industrial loans increased $1.2 million or 5.94% and other real estate loans increased $3.6 million or 12.94%. These increases are due to the development of our newer market areas in Batavia, Arcade and our expansion into Livington and southern Monroe counties with the addition of our Caledonia office in late 1994.

The Company's shareholders' equity increased to $22.14 million, an increase of 11.79% or $2.3 million from December 31, 1994. The Company's shareholders equity as a percentage of total assets at September 30, 1995 was 9.35% which is considered favorable when compared to other peer group banks. The increase in market value of the available for sale investments accounted, net of tax, for approximately $607,918 of the increase in shareholders' equity.

Liquidity measures the ability of the Company to meet its maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customer's credit needs. At September 30, 1995, the Company sold $8.0 million in federal funds. These funds are available on one day's notice to meet upcoming obligations. The Company has not been forced to sacrifice profitability by selling investments prior to maturity nor has it transferred any securities between its available for sale and held to maturity portfolios. However, due to the low return available on federal funds the Company has attempted to minimize the level of federal funds while maintaining adequate daily liquidity. Lines of credit are available from M & T Bank and Federal Home Loan Bank of New York. Due to the Company's excess liquidity, these lines have not been utilized during the nine months ended September 30, 1995.

Results of Operations - Nine Months Ended September 30, 1995
Compared to 1994

Net income of $2,051,218 for the nine months ended September 30, 1995 represents an increase of $358,431 or 21.17%, over the $1,692,787 earned during the same period ended September 30, 1994. Net income per common share was $2.24 for the nine months ended September 30, 1995 compared to $1.89 for the same period in 1994.

Net interest income increased to $7.7 million for the nine months ended September 30, 1995, up 20.54% from the $6.4 million earned during the nine months ended September 30, 1994. This increase resulted from increases of $1.8 million in total loan income; $1.4 million in securities income; and $1.9 million in interest expense on deposits.

The provision for possible loan losses, the charge to earnings for potential credit losses associated with lending activities, was $193,946 for the nine months ended September 30, 1995, down 7.9% from the $210,683 provision recorded during the nine months ended September 30, 1994. This decrease in the provision resulted from management's assessment of the allowance for possible loan losses. Management conducts a periodic evaluation which assigns risk weights for individual loans and different classes of loan groups in determining the adequacy of the reserve. Regulatory examination, historical gross loan losses, an assessment of prevailing and anticipated economic conditions and other relevant factors are used in this analysis. The Company believes this analysis indicates that the level of the loan loss reserve is adequate to absorb any potential losses within the loan portfolio. The allowance for possible loan losses of the Company at September 30, 1995 was $1,625,763 or 1.265% of total loans and is up 6.47% or $98,863 from the allowance at December 31, 1994.

Other operating income for the nine months ended September
30, 1995 was $838,138 compared to $811,193 at September 30,
1994. This 3.32% increase was due primarily to increases in: service charges on deposit accounts of $86,783 or 15.07%; other charges and fees of $12,817 or 24.39%; and decreases in gains on sales of loans and securities available for sale of $72,848 of 81.57%.

Other operating expense for the nine month period ended September 30, 1995 was $5,307,355, and increase of 18.17% over the $4,491,100 recorded for the same period in the prior year. This increase is a result of increases in the following: salaries and employee benefits expense of $444,072 or 19.11%; occupancy expense of $33,409 or 11.85%;
printing and supplies of $46,189 or 25.45%; FDIC Assessment of $54,420 or 20.63%; equipment expense of $16,596 or 4.50%;
and other non-detailed expenses of $221,569 or 20.68%.
These increases are primarily a result of general increases in overall volume and operation, the renovation and expansions of our Avon facility and Operations Center and the addition of our Caledonia facility in December of 1994. These income and expense numbers fall very close to the budgeted amounts for the first nine months of 1995.

Three Months Ended September 30, 1995 Compared to Three
Months Ended September 30, 1994

Net interest income increased 15.91% to $2.6 million for the three months ended September 30, 1995 over the same period in 1994. This increase is due primarily to higher volumes of loans and other interest earning assets during the third quarter of 1995.

The provision for possible loan losses for the third quarter of 1995 was $55,439, down 40.70% from the $93,495 for the same period of 1994. The decrease in the provision is due to management's assessment of the allowance for possible loan losses as previously discussed.

Other operating income for the three month period September 30, 1995 was $304,550 compared with $289,484 at September 30, 1994. The 5.20% increase was due primarily to increases in: service charges of deposit accounts of $22,396 or 10.83%; other charges and fees of $2,123 or 12.13%; and decreases in gains on sales of $10,797 or 61.00%.

Other operating expense for the three month period ended
September 30, 1995 was $1,743,727 compared to $1,523,378 at
September 30, 1994. The 14.46% increase was due primarily to increases in: salaries and employee benefits of $121,846 or 14.60%; FDIC Assessment of $26,547 or 29.06%; occupancy expense of $20,297 or 24.03%; and other non-detailed expenses of $43,261 or 12.88%.

New Accounting Pronouncements

Letchworth Independent Bancshares Corporation adopted SFAS
No. 114, Accounting by Creditors for Impairment of a Loan, in the first quarter of 1995. This pronouncement has required some changes in operating procedures relating to loans, but has not significantly impacted the financial statements of the organization.

Other Events of Significance

Three new ATM machines were installed during the third quarter. The machines are located at our main office in Castile, our Retsof branch, and an off premise cash dispenser at Genesee Memorial Hospital in Batavia. The activity thus far at these three ATM's exceeds original expectations.

In mid September, the Bank received a refund from the FDIC for the premium reduction to $.04 from $.23 per $100 of deposits. This refund encompasses payments made for the first three quarters of 1995. Accruals are presently being made toward the FDIC's proposed $.66 one time fee for those institutions with SAIF deposits, of which the Bank's LeRoy depostits are included.


During the third quarter, members of the Board of Directors of the Company and The Bank of Castile attended a two day retreat in order to begin the strategic planning process for the Company. We continue to believe that there are many opportunities for our Company in the years ahead.

                      Index to Exhibits

3(a)   Certificate of Incorporation of Registrant filed by the New
York Department of State on July 17, 1981, incorporated by reference to the Registrant's Registration Statement on Form S-18 (Reg. No. 33-31149-NY), filed with the commission on September 2, 1989 and wherein such Exhibit is designed Exhibit 3(a).

3(b)   Certificate of Amendment of Certificate of Incorporation of
Registrant filed by the New York Department of State on July 26, 1989, incorporated by reference to the Registrant's Registration Statement on Form S-18 (Reg. No. 33-31149-NY), filed with the Commission on September 2, 1989, and wherein such Exhibit is designated Exhibit 3(b).

3(c)   Certificate of Amendment to Certificate of Incorporation of
Registrant filed by the New York Department of State on May 2, 1990, incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990 and filed with the Commission on August 9, 1990, and wherein such Exhibit is designed Exhibit (4)b.

3(d)   Bylaws of Registrant, as amended by the stockholders of the
Registrant at a special meeting of stockholders on July 11, 1989, incorporated by reference to the Registrant's Registration Statement on From S-18 (Reg. No. 33-31149-NY), filed with the Commission on September 2, 1989 and wherein such Exhibit is designated Exhibit 3(c).

4(a)   Form of Common Stock Certificate of Registrant, incorporated by reference to the Registrant's Amendment No. 1 to Form s-18
Registration Statement (Reg. No. 33-31149-NY), filed with the
Commission on October 31, 1989, and wherein such Exhibit is designated
Exhibit 4.

4(b)   Letchworth Independent Bancshares Corporation Stock Option Plan
of 1990 and form of Stock Option Agreement, incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990 and filed with the Commission on August 9, 1990, and wherein such Exhibit is designated Exhibit 4.

4(c)   Form of Warrant of Registrant, and Warrant Agreement, dated as of September 27, 1993, by and between Registrant and Mellon Securities Trust Company.

11     Computation of Earnings Per Share for the quarter ended March
31, 1995 is presented on Note 4 of the financial information presented in Part I of this Report on Form 10-QSB.

        LETCHWORTH INDEPENDENT BANCSHARES CORPORATION

                          Form 10-Q

      Part II - OTHER INFORMATION - September 30, 1995



ITEM 4  Exhibits and Reports on Form 8-K

     (a) See Index to Exhibits

     (b) The Company did not file any Reports on Form 8-K during the period ended September 30, 1995.

        LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
              COMPUTATION OF EARNINGS PER SHARE
                     SEPTEMBER 30, 1995

Exhibit 11:
                                           Quarter Ended
                                         September 30, 1995

Net income                                     $763,481

Number of shares:
     Weighted average number of shares
      outstanding                               896,720
     Add - Common stock equivalent shares
      due to assumed exercise of options
      and warrants                               65,824
     Less - ESOP shares accounted for in
      accordance with SOP 93-6 not
      committed to be released                  (19,674)

Total common and common equivalent shares
 outstanding                                    942,870

Net income per common and common equivalent
 share                                            $ .81



                                           Year to Date
                                         September 30, 1995

Net income                                   $2,051,218

Number of shares:
     Weighted average number of shares
      outstanding                               896,720
     Add - Common stock equivalent shares
      due to assumed exercise of options
      and warrants                               38,498
     Less - ESOP shares accounted for in
      accordance with SOP 93-6 not
      committed to be released                  (19,674)

Total common and common equivalent shares
 outstanding                                    915,544

Net income per common and common equivalent
 share                                            $2.24

                         SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        LETCHWORTH INDEPENDENT BANCSHARES CORPORATION


Date  11/09/95                /s/  James W. Fulmer
                                   James W. Fulmer
                                   President & C.E.O.


Date  11/09/95                /s/  Steven C. Lockwood
                                   Steven C. Lockwood
                                   Treasurer