Form 10QSB/A
period 1995-09-30
LETCHWORTH INDEPENDENT BANCSHARES CORP
filed 1995-12-27
CIK 723323

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                         FORM 10-QSB

    (  ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1995

   (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

Commission File Number 003 31149-NY

 LETCHWORTH INDEPENDENT BANCSHARES CORPORATION          (Exact name of
           registrant as specified in its charter)

___New York                                 __16-1168175
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)          Identification No.)

50 North Main Street  Box 129  Castile  NY    14427  (Address of
principal executive offices)      (Zip Code)


(716) 493-2576                                  (Registrant's
           telephone number, including area code)

____________________________________________________________
       (Former name, address, fiscal year, if changed)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Y Yes       No

            APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                Outstanding as of October 31, 1995
Common Stock, $1.00 per share         896,720 shares








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

        LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
        CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                          Three               Nine
                                   Months Ended             MonthsEnded
                                      September            September 30,
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

        LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
      CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                   Nine       Ended
                                                Months
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



LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL INFORMATION, CONTINUED


Note 3 Investment Securities

The book and approximate market
value of investment securities
at September 30, 1995:


                                September-30-1995           December-31-1995
                                  Amortized   Market Value  Amortized Cost     Market
                                     Cost
                                 (unaudited)  (unaudited)     (unaudited)      Value
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