Form 10KSB
period 1995-12-31
LETCHWORTH INDEPENDENT BANCSHARES CORP
filed 1996-03-29
CIK 723323

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended December 31, 1995

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from              to


                 Commission file number  0-18533

            LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
        (Name of Small Business Registrant in Its Charter)

          New York                      16-1168175

(State or Other Jurisdiction            (I.R.S. Employer
 of Incorporation or Organization)       Identification Number)

50 North Main Street, Castile, New York           14427
(Address of Principal Executive Offices)      (Zip Code)

                    (716) 493-2577
        (Registrant's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:

                  Common Stock, $1.00 par value
                         (Title of Class)

           Warrants to Purchase Shares of Common Stock
                         (Title of Class)

     Check whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X             No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     State Registrant's revenues for its most recent fiscal year:
$18,986,168.

     The aggregate market value of the shares of Registrant's voting stock held by non-affiliates of Registrant as of March 18, 1996 was $23,973,720, based upon the average "Bid" and "Ask" price of Registrant's common stock on said date.

     The number of shares outstanding of Registrant's common stock as of March 25, 1996 was 905,470.

               Documents Incorporated by Reference

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1995 are incorporated into Part II of this Form 10-KSB.

                              PART I

Item 1 -  Description of Business General

          Letchworth Independent Bancshares Corporation is a bank holding company incorporated under the laws of the State of New York in 1981 (the "Company"). The Company has only one banking subsidiary, The Bank of Castile, a commercial bank formed in 1869 and incorporated under the laws of the State of New York in 1917 (the "Bank"). The Bank is a full service, community-oriented, commercial bank which offers a full range of commercial banking and consumer banking services to businesses and individuals. The Bank, however, does not provide trust services.

Market Area

          The Bank conducts its operations through its main office located in Castile, New York, and at its nine (9) branch offices in towns situated in and around the areas commonly known as the Letchworth State Park area and the Genesee Valley region of New York State. Specifically, the Bank has branch offices in the Towns of Avon, Batavia, Caledonia, Gainesville, LeRoy, Perry, York(Retsof), and Warsaw in addition to its main office in Castile. On December 2, 1994, the Bank purchased the Caledonia and Avon offices of The Chase Manhattan Bank (National Association) ("Chase Manhattan"). Chase Manhattan's Avon office was combined with the Bank's existing Avon office and the Caledonia office became the 9th branch of the Bank.
The Bank's primary market includes the counties of Livingston, Wyoming, and Genesee. In addition, adjoining sections of the surrounding counties of Cattaraugus, Allegany, Monroe, and Erie are also serviced. The Bank continues to place emphasis on the Route 5 Corridor just south of Monroe County and the City of Rochester.

Banking Services

          The Bank is engaged in the general commercial banking business and provides a full scope of loan and deposit services related thereto. All of the deposit accounts offered by the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 per depositor. The Bank also offers a wide range of retail services including checking, savings, and money market accounts, as well as various types of time deposit instruments. Mortgage lending activities include a variety of commercial, industrial and residential loans secured by real estate and the Bank's installment loan department makes direct auto, home improvement, and personal loans to individuals. The Bank also offers safety deposit box services at all of its branches.

          In addition, beginning in 1992, the Bank, through an arrangement with Circuit Agency, Inc., an affiliate of the New York State Bankers Association, enabled annuity products to be offered to its customers.

          All of the Bank's lending is in its market area and approximately nineteen percent (19%) of its loans are concentrated in the farming and agricultural or related industries. The Bank has no foreign loans. No other single industry or group of related industries are responsible for a significant portion of the Bank's loans. The Bank has no material concentrations of deposits from any single customer or group of customers, nor does it rely on foreign sources of funds or brokered deposits. The Bank does not utilize off-balance sheet derivative instruments.

Competition

          Management believes that the Company is a prominent financial institution in its market area. Although the Bank faces competition for deposits from other bank and non-bank financial institutions, the Bank has been able to compete effectively for deposits because of its image in the community as a community-oriented bank and the loyalty of its local customers. The Bank has emphasized personalized banking services and the advantage of local decision-making in its banking business, and this emphasis appears to have been well received by the public in the Bank's market area.

          The Bank competes for deposits principally by offering depositors a wide variety of deposit programs, convenient branch locations and hours, tax-deferred retirement programs, and other services, as well as providing the personalized services and local decision-making noted above. The Bank also utilizes local advertising to attract deposits.

          In addition, the Bank is a major provider of mortgage loans in its market area. Although the Bank faces competition for real estate loans from mortgage banking companies, savings banks, savings and loans associations, other commercial banks, insurance companies and other institutional lenders, management believes that the Bank's image in the community as a local bank gives the Bank a substantial competitive advantage. Factors which affect competition include the general availability of lendable funds and credit, general and local economic conditions, current interest rate levels and mobility in the mortgage markets.

Regulation

          The Company is a bank holding company subject to the provisions of the Bank Holding Company Act of 1956, as amended (the "Act"). As a bank holding company, the Company is required to file annual reports and such additional information as may be required by the Federal Reserve Board pursuant to the Act. The Federal Reserve Board has the authority to examine the Company and its subsidiaries.

          The Bank is a stock form commercial bank chartered under the laws of the State of New York, and its deposits are insured by the FDIC. As such, the Bank is subject to the regulation, examination and supervision of the Banking Department of the State of New York and the FDIC. Such supervision and regulation, intended primarily for the protection of depositors, restricts or prohibits certain activities and neither the Company nor the Bank may enter into certain transactions without meeting applicable regulatory tests, or without notification to or prior approval of certain regulatory agencies. Although the Bank is not a member of the Federal Reserve System, it is also subject to Federal Reserve Board regulations that require it to maintain certain reserves against its transaction accounts (primarily checking and NOW accounts).

Personnel

          As of December 31, 1995, the Company and its subsidiaries had 101 full-time employees and 44 part-time employees. The employees are not represented by any collective bargaining unit, and the Company's management and the Bank's management considers its relationship with its employees to be good.

Statistical Disclosure

     Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential

          The following table reflects the components of the Company's average assets, liabilities and shareholders' equity, interest income earned and interest expense paid, average rates earned and paid, and the net interest margin for the years ended December 31, 1995, 1994, and 1993, respectively.

                                        December 31, 1995

Assets
                              Average                             Average
Interest-earning asset        Balance            Interest          Yield
Loans
     Loans (1)                    $125,819,403   $12,788,697         10.16%
Less allowance for
     possible loan losses         (  1,586,241)
          Net Loans                124,233,162

Investment securities
     Taxable                        55,948,083     3,603,440          6.44
     Tax-exempt                     21,352,540     1,088,331          5.10
          Total investment
          securities                77,300,623     4,691,771          6.07

Other interest-earning assets             0            0            0

Federal funds sold                   6,639,348       397,103          5.98
          Total interest-
          earning assets (2)       208,173,133    17,877,571          8.59

Cash and due from banks              6,921,269
Premises and equipment, net          4,459,641
Accrued interest receivable          1,828,432
Other assets                         2,645,883
          Total assets            $224,028,358

Liabilities and
  Shareholders' Equity

Interest-bearing liabilities
Interest-bearing demand deposits   $ 26,285,775   $   479,590          1.82%
Savings deposits                     36,658,584     1,090,028          2.97
Money market deposits                11,990,156       332,510          2.77
Certificates of deposit             100,009,723     5,410,000          5.41
Total interest-bearing deposits     174,944,238     7,312,128          4.18

Federal funds purchased                   0             0           0

Securities sold under agreement
to repurchase                         1,164,094        66,160          5.68

Advances from Federal Home Loan
 Bank and Other                       3,210,917       232,073          7.23
Total interest-bearing liaiblities  179,319,249     7,610,361          4.25

Demand deposits                      21,568,931
Other liabilities                     1,647,857
Shareholders' equity                 21,492,321

Total liaiblities and
  shareholders' equity             $224,028,358

Net interest income                           10,267,210
Net interest spread                                          4.34%
Net interest margin (3)                                      4.93%

                                        December 31, 1994

Assets
                                  Average                          Average
Interest-earning assets            Balance        Interest          Yield
Loans
     Loans (1)                     $115,048,113   $10,665,418          9.27%
Less allowance for
     possible loan losses          (  1,459,494)
          Net Loans                 113,588,619

Investment securities
     Taxable                         41,622,229     2,353,604          5.65
     Tax-exempt                      16,609,272       828,048          4.99
          Total investment
          securities                 58,231,501     3,181,652          5.46

Other interest-earning assets           391,351        15,138          3.87

Federal funds sold                    4,379,110       173,644          3.97
          Total interest-
          earning assets (2)        176,590,581    14,035,852          7.95

Cash and due from banks               5,096,571
Premises and equipment, net           3,644,458
Accrued interest receivable           1,242,240
Other assets                          2,614,756
          Total assets             $189,188,606

Liabilities and
  Shareholders' Equity

Interest-bearing liabilities
Interest-bearing demand deposits   $ 21,976,525   $   470,342          2.14%
Savings deposits                     33,089,354       911,799          2.76
Money market deposits                11,241,650       295,338          2.63
Certificates of deposit              77,945,692     3,425,509          4.39
Total interest-bearing deposits     144,253,221     5,102,988          3.54

Federal funds purchased                 105,548         5,291          5.01

Securities sold under agreement
to repurchase                         1,087,949        36,048          3.31

Advances from Federal Home Loan
 Bank and Other                       1,487,759       87,659           5.89

Total interest-bearing liaiblities  146,934,477     5,231,986          3.56

Demand deposits                      21,469,381
Other liabilities                     1,407,466
Shareholders' equity                 19,377,282

Total liaiblities and
  shareholders' equity             $189,188,606

Net interest income                           8,803,866
Net interest spread                                               4.39%
Net interest margin (3)                                           4.99%

                                        December 31, 1993

Assets
                                  Average                           Average
Interest-earning assets            Balance        Interest           Yield
Loans
     Loans (1)                     $105,209,708   $ 9,294,697          8.83%
Less allowance for
     possible loan losses          (  1,364,227)
          Net Loans                 103,845,481

Investment securities
     Taxable                         32,772,709     2,072,324          6.32
     Tax-exempt                      13,568,288       690,507          5.09
          Total investment
          securities                 46,340,997     2,762,831          5.96

Other interest-earning assets         1,406,750        44,296          3.15

Federal funds sold                    4,431,756       131,069          2.96
          Total interest-
          earning assets (2)        156,024,984    12,232,893          7.84

Cash and due from banks               4,469,390
Premises and equipment, net           2,874,781
Accrued interest receivable           1,060,895
Other assets                          2,150,859
          Total assets             $166,580,909

Liabilities and
  Shareholders' Equity

Interest-bearing liabilities
Interest-bearing demand deposits   $ 22,798,000   $   473,409          2.08%
Savings deposits                     27,811,625       758,079          2.73
Money market deposits                14,295,000       343,700          2.40
Certificates of deposit              72,169,006     3,118,545          4.32
Total interest-bearing deposits     137,073,631     4,693,733          3.42

Federal funds purchased                   0              0           0

Securities sold under agreement
to repurchase                           624,658        16,532          2.65

Advances from Federal Home Loan
 Bank and Other                         197,885         8,386          4.24
Total interest-bearing liaiblities  137,896,174     4,718,651          3.42

Demand deposits                      13,332,003
Other liabilities                     1,013,211
Shareholders' equity                 14,339,521

Total liaiblities and
  shareholders' equity             $166,580,909

Net interest income                           7,514,242
Net interest spread                                              4.42%
Net interest margin (3)                                           4.82%

(1) Average loans include non-accrual loans. Interest on loans includes loan fees of $259,918, $238,033 and $170,665 in fiscal 1995,
1994, and 1993, respectively.

(2) Interest income on a portion of the Company's loans and investment securities is exempt from income tax. If income from these assets had been adjusted to a level comparable to fully taxable income before application of income taxes, the interest income and average rate would have been as follows:

                                         Year Ended December 31,
                             1995               1994               1993

                                Average            Average           Average
                      Interest    Rate    Interest   Rate   Interest   Rate

Loans................$12,796,041 10.17%  $10,672,614 9.28% $9,302,065  8.84%
Investment securities -
  Tax exempt.......    1,648,986  7.72%    2,254,618 7.55%  1,046,223  7.71%

     The tax rate used to develop this taxable equivalent adjustment is the federal statutory rate of 34%. The tax-equivalent adjustments do not give effect to the disallowance for federal income tax purposes ofinterest expense related to certain tax exempt assets, nor do they reflect any benefit of interest being exempt from state income taxes, the effect of which would be insignificant.

(3) Net interest margin represents net interest income divided by total interest-earning assets.

Rate/Volume Variance Analysis

          The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volumes and changes in interest rates for the Company for the years ended
December 31, 1995 and 1994, respectively.

                                                     Change
                              Change       Change      Due to
                              Due to       Due to      Rate/          Net
1995 Compared to 1994         Volume       Rate        Volume        Change
                               (1)         (2)          (3)
Revenue Earned On:
Loans.............       $   998,499     $1,023,928     $100,852   $2,123,279
      Investment securities
       Taxable...............809,411        328,816      111,609    1,249,836
       Tax-exempt............236,689         18,270        5,324      260,283
         Total investment
           securities...   1,046,100        347,086      116,933    1,510,119
      Other interest-earning
           assets......        -0-           -0-         (15,138)    (15,138)
      Federal funds sold.     89,731         88,020       45,708     223,459
        Total interest-earning
           assets......... 2,134,330      1,459,034      248,355   3,841,719
     Interest Paid On:
      Interest-bearing demand
       deposits............   92,218     (   70,325)    ( 12,645)      9,248
      Savings deposits......  98,511         69,488       10,230     178,229
      Money market deposits.  19,686         15,738        1,748      37,172
      Certificates of
       deposit.............. 968,611        795,046      220,834   1,984,491

      Federal funds purchased..                           (5,291)     (5,291)
      Securities sold under
      agreement to repurchase. 2,520         25,784        1,808      30,112
      Advances from Federal
       Home Loan Bank....... 138,027          2,493        3,894     144,414

         Total interest-bearing
          liabilities..... 1,319,573        838,224      220,578   2,378,375
     Net Interest Income.$   814,757      $ 620,810     $(27,777) $1,463,344

_________________________
(1) The volume variance reflects the change in the average balance outstanding multiplied by the average rate during the prior period.

(2) The rate variance reflects the change in the average rate multiplied by the average balance outstanding during the prior period.

(3) The rate/volume variance reflects the change in average rate multiplied by the change in the average balance outstanding.
Rate/Volume Variance Analysis

         The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volumes and changes in interest rates for the Company for the years ended
December 31, 1994 and 1993, respectively.

                                                        Change
                              Change         Change       Due to
                              Due to         Due to       Rate/        Net
1994 Compared to 1993         Volume         Rate         Volume     Change
                                (1)           (2)            (3)
Revenue Earned On:
  Loans.................. $   868,731      $ 462,923    $ 39,067  $1,370,721
  Investment securities
  Taxable.................    559,290      ( 219,577)   ( 58,433)    281,280
  Tax-exempt..............    154,786      (  13,568)   (  3,677)    137,541
    Total investment
      securities..........    714,076      ( 233,145)   ( 62,110)    418,821
  Other interest-earning
    assets..............   (   31,985)        10,129    (  7,302)   ( 29,158)
  Federal funds sold...... (    1,558)        44,761    (    628)     42,575
    Total interest-earning
      assets..............  1,549,264        284,668    ( 30,973)  1,802,959
Interest Paid On:
  Interest-bearing demand
    deposits..............(    17,333)         6,839    (    959)  (  11,453)
   Savings deposits........   144,082          8,343       1,295     153,720
   Money market deposits. (    73,280)        32,879    (  7,961)  (  48,362)
   Certificates of deposit... 249,553         50,518       6,893     306,964

   Federal funds purchased..     -0-            -0-        5,291       5,291
   Securities sold under
     agreement to repurchase.  12,277          4,123       3,116      19,516
   Advances from Federal
     Home Loan Bank..........    -0-            -0-       87,659      87,659

       Total interest-bearing
         liabilities......... 315,299        102,702      95,334     513,335
   Net Interest Income....$ 1,233,965      $ 181,966   $(126,307) $1,289,624

_________________________
(1) The volume variance reflects the change in the average balance outstanding multiplied by the average rate during the prior period.

(2) The rate variance reflects the change in the average rate multiplied by the average balance outstanding during the prior period.

(3) The rate/volume variance reflects the change in average rate multiplied by the change in the average balance outstanding.

                                                      Change
                             Change      Change       Due to
                              Due to      Due to       Rate/        Net
1993 Compared to 1992         Volume       Rate        Volume      Change
                                (1)        (2)          (3)
Revenue Earned On:
 Loans ....................$1,360,854  $(  636,510) $( 94,880)  $  629,464
 Investment securities
 Taxable..................... 346,763   (  160,933) (  27,431)     158,399
 Tax-exempt.................. 120,953   (   19,157) (   3,652)      98,144
    Total investment
      securities............. 467,716   (  180,090) (  31,083)     256,543
 Other interest-earning
    deposits...............(   53,420)  (   11,372)     5,848    (  58,944)
 Federal funds sold........(   35,904)  (   31,059)     5,855    (  61,108)
 Total interest-earning
      assets................1,739,246   (  859,031) ( 114,260)     765,955
Interest Paid On:
 Interest-bearing demand
  deposits................... 102,344   (  203,310) (  33,708)   ( 134,674)
 Savings deposits............ 204,374   (  190,221) (  50,254)   (  36,101)
 Money market deposits..... (  52,213)  (  125,861)    13,425    ( 164,649)
 Certificates of deposit......486,968   (  669,046) (  95,583)   ( 277,661)
 Securities sold under
  agreement to repurchase......   0            0       16,532       16,532
   Total interest-bearing
    liabilities.............. 741,473   (1,188,438) ( 149,588)   ( 596,553)
Net Interest Income........$  997,773  $   329,407  $  35,328   $1,362,508

(1) The volume variance reflects the change in the average balance outstanding multiplied by the average rate during the prior period.

(2) The rate variance reflects the change in the average rate multiplied by the average balance outstanding during the prior period.

(3) The rate/volume variance reflects the change in average rate multiplied by the change in the average balance outstanding.
Investment Portfolio

    The following table summarizes the carrying values of the Company's investment securities portfolio at the dates indicated. Investment securities held to maturity are stated at cost, adjusted on a straight-line basis for amortization of premiums and accretion of discounts. Investment securities available for sale are carried at estimated market value.

                                              December 31,
                               1995               1994                1993

                     Held to    Available   Held to     Available  Held to
                     Maturity   for Sale    Maturity    for Sale   Maturity
U.S. Treasury securities
  and U.S. Government
  corporation and
  agencies........$15,992,787  32,380,800  $20,698,476 $17,050,000 $17,315,510
State and political
  subdivision
  obligations......21,674,732   1,070,000   20,166,690      -0-     14,526,836
Federal Home Loan
  Bank Stock.......    -0-        636,300       -0-        579,100     482,600
Mortgage-backed
  securities........6,738,922   4,113,800    7,937,564   4,651,700  17,809,432
Total securities..$44,406,441 $38,200,900  $48,802,730 $22,280,800 $50,134,378

         At December 31, 1995 the estimated market value of the held to maturity portfolio was more than the amortized cost by $1,216,059. At December 31, 1995, the estimated market value of available for sale securities was more than the amortized cost by $515,112.

         The following table presents the book value of all investment securities of a single issuer, excluding securities of the United States Government and its agencies, whose aggregate carrying value at December 31, 1995 exceeded ten percent (10%) of consolidated shareholders' equity:


                                                    Estimated
                                       Carrying      Market
                                         Value       Value

Federal Home Loan Mortgage Corp. CMO  $5,125,365  $5,125,628
Federal Home Loan Bank                 2,488,193   2,445,938
Federal National Mortgage Association  9,398,928   9,399,186


         At December 31, 1995, the estimated market value of the investment portfolio was more than the amortized cost by $1,216,059 for the held to maturity category, and by $515,112 for the available for sale category.

    The accounts and maturities of debt securities held to maturity and available for sale at December 31, 1995 and the weighted average yields of such securities are shown below:

Held to Maturity:

                   Under       1-5        5-10        Over
December 31, 1995  1 year      years      years       10 years   Total
U.S. Treasury
 securities and
 obligations of
U.S. Government
corporations and
agencies
 Carrying value..$5,213,190   $9,775,364   $1,004,233     0       $15,992,787
 Average tax
   equivalent
   yield(1)........  5.92%        6.99%        7.41%     0.00%       6.67%
State and
 political
 subdivisions
Carrying value..  4,470,641    8,835,762    7,749,171   619,158    21,674,732
 Average tax
   equivalent
   yield(1)........ 6.86%         7.37%        7.99%     9.42%         7.55%

Total carrying
 value excluding
 mortgage-backed
 securities...... $9,683,831  $18,611,126  $8,753,404  $619,158   $37,667,519
 Average tax
 equivalent
 yield excluding
 mortgage-backed
 securities......  6.35%          7.17%        7.92%     9.42%         6.76%

Mortgage-backed
securities....... $    9,319  $ 2,508,823  $2,546,543 $1,674,237   $6,738,922
Carrying Value
 Average tax
 equivalent
 yield...........   8.68%          6.02%       6.85%      6.49%        6.45%

Total carrying
 value........... $9,693,150  $21,119,949 $11,299,947 $2,293,395  $44,406,441

Average
 tax equivalent
 yield............  6.36%         7.03%        7.68%      7.28%         7.06%



(1) Rates of tax-exempt securities are shown assuming a 34% federal statutory tax rate. The actual average yield on tax-exempt securities was 4.95%.

Available for Sale:

                    Under      1-5        5-10        Over
December 31, 1995  1 year      years       years       10 years         Total

U.S. Treasury
 securities and
obligations of
U.S. Government
corporations and
agencies
 Carrying value.. $5,486,290  $25,795,966  $1,098,544   $      0  $32,380,800
 Average tax
   equivalent
   yield(1)........    6.18%        6.28%       7.20%       0.00%      6.29%
State and
 political
 subdivisions
Carrying value..     557,910      512,090        0              0   1,070,000
 Average tax
   equivalent
   yield(1)........    5.19%         7.46%       0%             0%     6.28%

Total carrying
 value excluding
 mortgage-backed
 securities and
 FHLB stock...... $6,044,200  $26,308,056  $1,098,544  $        0 $33,450,800
 Average tax
 equivalent
 yield excluding
 mortgage-backed
 securities and
 FHLB stock......      6.09%        6.30%       7.20%           0%     6.28%

Mortgage-backed
securities....... $       0  $ 1,517,744   $1,541,856  $ 1,007,900 $4,067,500
Carrying Value
 Average tax
 equivalent
 yield............       0%        6.04%        6.86%        6.42%     6.44%

Total carrying
 value........... $6,044,200 $27,825,800   $2,640,400  $1,007,900 $37,518,300

Average
 tax equivalent
 yield............     6.18%       6.29%        7.00%       6.42%      6.31%

(1) Rates of tax-exempt securities are shown assuming a 34% federal statutory tax rate. The actual average yield on tax-exempt securities was 4.14%

    Loan Portfolio

          The following table sets forth the composition of the Company's loan portfolio at the dates indicated.

                                                December 31
                         1995           1994          1993            1992    1991
Agricultural loans...$ 25,168,552  $ 22,091,563  $ 17,141,043  $ 14,534,670 $ 11,403,348
Commercial and
  industrial loans...  23,317,057    19,670,283    16,303,801    14,241,549   13,944,567
Real estate loans:
  Secured by 1 to 4
    family residential
    properties.......  41,120,730    40,353,744    41,299,434    37,234,082   29,810,944
  Other..............  33,917,880    27,971,189    24,631,305    22,301,728   18,199,478
Consumer loans.......   9,954,869    11,280,962    13,393,064    12,827,632   11,834,792
  Total loans........ 133,479,088  $121,367,741  $112,768,647  $101,139,661 $ 85,193,129


               Potential Problem Loans

                   Potential problem loans consist of loans which are generally secured and not currently considered nonperforming, but where information about possible credit problems has caused management to have doubts as to the ability of such borrowers to comply with present repayment terms. As of December 31, 1995, the Company considers $2,003,000 to be potentially problem assets. Historically, however, only a very small portion of those loans have resulted in actual losses for the Company.


               Non-performing Loans

                   The following table summarizes the Company's non-performing loans at the dates indicated.

December 31,
                                    1995      1994    1993      1992     1991
Non-accruing loans........        $450,500 $254,800 $125,700 $213,704 $ 86,439
Accruing loans past due 90 days or more.
                                   291,200  215,600  480,800  333,749  222,521
Renegotiated loans......................-0-        -0-        -0-        -0-       -0-

         For each period shown the gross interest income that would have been recorded in such period if the loans had been current in accordance with their original terms, and the amount of interest income on those loans that was included in such period's net income, was negligible.

         Interest on loans is accrued from the date an advance is made. The performance of loans other than real estate and installment loans is evaluated primarily on the basis of a review of each customer's financial position and relationship over a period of time and the judgment of senior lending officers as to the ability of borrowers to conduct a financially healthy business and to meet the repayment terms of the loan. If there is reasonable doubt as to the repayment of a loan in accordance with the agreed upon terms, even though the financial condition of the borrower or the collateral may be sufficient ultimately to reduce or satisfy the obligation, the loan may be placed on a non-accrual basis pending the sale of any of the collateral or the determination that other sources of repayment exist. When a loan is placed on a non-accrual basis all previously accrued but unpaid interest is reversed and charged against current income. Interest income is thereafter recognized only when payments are received.

         Loans, including impaired loans, are placed on non-accrual status in accordance with policies established by management. Loans, other than consumer loans, are generally transferred to non-accrual status when principal or interest payment become ninety days past due. Any accrued but uncollected interest previously recorded on such loans is reversed in the current period and interest income is subsequently recognized only when actually collected. Past due consumer loans are generally fully reserved or charged-off when they reach a 90-day delinquency status. Loans are returned to accrual status when management determines that the circumstances have improved to the extent that both principal and interest are deemed collectible and there has been a sustained period of repayment performance. The Company may continue to accrue interest on loans past due ninety days or more which are well secured and in the process of collection.

         Loans, principally residential real estate loans, are periodically sold without recourse and servicing is generally retained. Gains and losses on sales of loans are recognized at the time of settlement and are determined by the difference between net sales proceeds and the carrying value of the loans sold. Fees related to the servicing of loans for benefit of others are determined on the basis of loans serviced and are recorded as income when payments are received.

         At December 31, the average balance of impaired loans during 1995 was approximately $309,000. At December 31, 1995, the balance of impaired loans and related reserve against that balance was $741,700 and $195,000, respectively. Interest income recognized on impaired loans and interest income recognized on a cash basis was not significant.

         Residential mortgage loans are placed on non-accrual status when they become 90 days past due, and the collection efforts of the Bank continue in accordance with the Bank's collection policies and procedures.

         Lending officers are responsible for the ongoing review and administration of each particular loan. As such, they make the initial identification of loans which may present some difficulty in collection, or where circumstances indicate that the probability of loss exists. The responsibilities of the lending officers include the initial collection effort on a delinquent loan. Unless other arrangements are made with the lending officer and approved by the Board of Directors of the Bank, any loan deficiencies more than 90 days past due are generally charged-off. Senior management is informed of the status of delinquent and problem loans weekly. The Board of Directors and senior management reviews the current allowance for possible loan losses monthly, and senior management makes the final determination as to loan charge-offs.

   Summary of Loan Loss Experience

         The provision for possible loan losses represents management's determination as to the amount necessary to be transferred to the allowance for possible loan losses to bring it to a level which is considered adequate in relationship to the risk of future losses inherent in the loan portfolio. While it is the Company's policy to charge-off in the current period those loans in which a loss is considered probable, there also exists the risk of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because this risk is continually changing in response to factors beyond the control of the Company, such as the state of the economy, management's judgment as to the adequacy of the provision is necessarily approximate and imprecise.

         In assessing adequacy, management relies on its ongoing review of the loan portfolio, which is undertaken both to ascertain whether there are probable losses which must be charged-off and to assess the risk characteristics of the portfolio in the aggregate. This review takes into consideration management's evaluation of individual loans, past loan loss experience, the assessment of prevailing and anticipated economic conditions, the estimated value of collateral and other relevant factors. It is management's ongoing policy to maintain a conservative approach as to the establishment of an adequate allowance for possible loan losses.

         In evaluating the allowance, management also considers the Bank's loan loss experience, the amount of past due, non-performing and impaired loans current and anticipated economic conditions, lender requirements and other appropriate information.

         The allowance for possible loan losses is maintained as a general reserve without any internal allocation to the specific loan classes of the loan portfolio. Based on a historical four-year average of gross charge-offs, however, the allowance for possible loan losses would be allocated by management to specific loan classes as follows:

December 31, 1995


                              Percent of          Percent of
                              Allowance in   Loans in
                              Category to         Category to
                    Amount    Total Allowance     Total Loans

Domestic Loans (1)
Agricultural loans.....$   37,930        2.21%           18.9%
 Commercial and
 industrial loans......   357,334       20.82          17.5
 Real Estate mortgages.    44,408         2.59          56.2
 Consumer loans........ 1,276,628        74.38           7.4
Totals                 $1,716,300       100.0%         100.0%


                              December 31, 1994


                              Percent of          Percent of
                              Allowance in   Loans in
                              Category to         Category to
                    Amount    Total Allowance     Total Loans

Domestic Loans (1)
Agricultural loans.....$   44,738        2.90%           18.2%
 Commercial and
 industrial loans......   301,104       19.70          16.2
 Real Estate mortgages.    38,023         2.50          56.3
 Consumer loans........ 1,143,035        74.90           9.3
Totals                 $1,526,900       100.0%         100.0%


                              December 31, 1993


                              Percent of          Percent of
                              Allowance in   Loans in
                              Category to         Category to
                    Amount    Total Allowance     Total Loans

Domestic Loans (1)
Agricultural loans.....$   56,762        3.90%           15.2%
 Commercial and
 industrial loans......   310,596       21.40          14.5
 Real Estate mortgages.    34,276         2.40          58.4
 Consumer loans........ 1,046,366        72.30          11.9
Totals                 $1,448,000       100.0%         100.0%



                              December 31, 1992


                              Percent of          Percent of
                              Allowance in   Loans in
                              Category to         Category to
                    Amount    Total Allowance     Total Loans

Domestic Loans (1)
Agricultural loans.....$   53,876        4.30%           14.4%
 Commercial and
 industrial loans......   309,367       24.40          14.1
 Real Estate mortgages.    34,783         2.70          58.8
 Consumer loans........   867,919        68.60          12.7
Totals                 $1,265,945       100.0%         100.0%



                              December 31, 1991


                              Percent of          Percent of
                              Allowance in   Loans in
                              Category to         Category to
                    Amount    Total Allowance     Total Loans

Domestic Loans (1)
Agricultural loans.....$   66,530        6.00%           13.39%
 Commercial and
 industrial loans......   302,104        27.50         16.36
 Real Estate mortgages.    31,958          2.90         56.35
 Consumer loans........   700,049         63.60         13.90
Totals                 $1,100,641        100.0%        100.0%


    (1)  The Company had no foreign loans

         The following table sets forth certain information with respect to the Company's loans and the allowance for possible loan losses.

                                   For the Year Ended December 31,
                                   1995              1994     1993    1992       1991
Balance at beginning of period...$1,526,900  $1,448,000 $1,265,945 $1,100,641    942,905
Charge-offs:
  Agricultural loans.............(    1,573) (    2,534)  (  13,789)   12,000     10,341
  Commercial and industrial loans(   69,607) (   47,816)  (  39,657)   20,832     65,638
  Real estate mortgages..........         0           0          0         0          0
  Consumer loans.................(  145,435) (  238,642)  ( 190,850)  130,065    100,735
                                 (  216,615) (  288,992)  ( 244,296)  162,897    176,714
Recoveries:
  Agricultural loans.............     1,404       3,815       8,140     1,746      5,315
  Commercial and industrial loans.    8,035       6,069       6,189    18,053     11,421
  Real estate mortgages...........        0          0           0         0          0
  Consumer loans..................   72,213      45,283      50,573    21,005     24,950
                                     81,652      55,167      64,902    40,804     41,769
Net charge-offs...................(134,963) (  233,825)  ( 179,394) (122,093) (134,945)
Additions charged to operations...  324,363     312,725)    361,449   287,397    292,681
Balance at end of period......... 1,716,300  $1,526,900  $1,448,000$1,265,945 $1,100,641
Ratio of net charge-offs during
  the period to average loans
  outstanding during the period..     0.11%       0.20%       0.17%     0.13%      0.17%

         Net loans charged-off in 1995 totaled $134,963, or 0.11% of average loans. The reserve for possible loan losses equalled 1.29% of the total loan portfolio at December 31, 1995, compared to 1.26% at December 31, 1994. Management believes that the allowance for possible loan losses of $1,716,300 at December 31, 1995 was adequate to absorb anticipated risk in the portfolio based upon the Company's historical experience.

         All segments of the Company's loan portfolio are subject to continuous quality evaluation. In the opinion of the management of the Company, there are no credit risks relating to the loan portfolio, other than what is already disclosed in this document, and the allowance for possible loan losses is adequate to absorb anticipated loan losses in the present loan portfolio of the Company. It must be emphasized, however, that the determination of allowance for possible loan losses using the Company's procedures and methods rests upon various judgments and assumptions about future economic conditions and other factors affecting loans. In addition, management reviews overall portfolio quality through an analysis of current levels and trends and charge-offs, delinquency and non-accruing loan data and reviews the overall banking environment. These reviews are of necessity dependent upon estimates, appraisals and judgments, which may change quickly because of changing economic conditions and the Company's perception as to how these factors may affect the financial condition of debtors. As a result, no assurance can be given that the Company will not in any particular period sustain loan losses which are sizeable in relationship to the amount reserved or that subsequent evaluations of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for possible loan losses.


    Rate Sensitivity of Loans

         Presented below is a table which sets forth the maturity of the Company's loans as of December 31, 1995.

                                  Maturities at December 31, 1995

                                     One Year
                         One Year    Through        After
                         or Less     5 Years        5 Years        Total
Agricultural loans....$15,979,006   $ 2,865,693   $ 6,323,853    $25,168,552
Commercial and
   industrial loans....18,935,317     2,729,976     1,651,764     23,317,057
Real estate loans:
   Secured by 1 to 4
   family residential
   properties............ 939,273       832,942    39,348,515     41,120,730
   Other...............11,072,644     1,339,134    21,506,102     33,917,880
Consumer loans......... 4,337,071     5,006,361       611,437      9,954,869
   Total loans.........$51,263,311  $12,774,106   $69,441,671   $133,479,088

         The following table sets forth the various maturity dates of the above-mentioned loans with pre-determined interest rates and floating or adjustable interest rates.

                         Maturities at December 31, 1995
                               One Year
                               Through          After
                               5 Years         5 Years
Loans with pre-determined
  interest rates.........    $ 8,750,778     $18,114,596
Loans with floating or
  adjustable interest rates    4,023,328      51,327,075

Totals...................    $12,774,106     $69,441,671


         The Company ensures safety of depositor funds and relative balances between interest rate sensitive assets and liabilities through its Asset/Liability Committee, which activity monitors the maturity and repricing characteristics of interest rate sensitive assets and liabilities on an ongoing basis.

    Deposits

    The following tables set forth the average amount of, and the average rates paid on, major deposit categories for the years ended December 31, 1995, 1994, and 1993, respectively.

                                    Year Ended December 31,
                            1995                1994                 1993
                     Average   Average   Average   Average    Average  Average
                     Balance    Rate     Balance     Rate      Balance   Rate
Noninterestbearing
 demand deposits. $ 21,568,931   ---  $ 21,469,381   ---   $ 13,332,003   ---
Interest-bearing demand
 deposits.......... 26,285,775   1.82%  21,976,525  2.14%  $ 22,798,000  2.11%
Savings deposits... 36,658,584   2.97   33,089,354  2.76   $ 27,811,625  2.73
Money market
  deposits......... 11,990,156   2.77   11,241,650  2.63     14,295,000  2.40
Certificates of
 deposit...........100,009,723   5.41   77,945,692  4.39     72,169,006  4.3

  Total Deposits..$196,513,169        $165,722,602         $150,405,634

Securities sold under
 agreement to
 repurchase.......$  1,164,094  5.68% $  1,087,949  3.31%  $    624,658  2.65%

   Total..........$197,677,263        $166,810,551         $151,030,292

    The following table sets forth the amount of time certificates of deposit of $100,000 or more of the Bank as of December 31, 1995 for various dates of maturity.

  December 31, 1995 - Time Certificates of Deposit $100,000 or More

Three months or less......................    $12,264,705
Three months through six months...........      3,875,947
Six months through twelve months..........      3,269,121
Over twelve months........................      4,127,933
     Totals...............................    $23,537,706
  Return on Equity and Assets

    The following table sets forth selected financial ratios of the Company on a consolidated basis for the periods indicated.


                                  For the Year Ended December 31,
                                    1995      1994      1993

Return on average assets......       1.19%     1.19%     1.16%
Return on average equity......      12.36     11.61     13.45
Dividends declared to net income    18.23     19.08     15.54
Loans to deposits.............      65.41     64.74     73.17
Loans to deposits and securities
  sold under agreement to
  repurchase..................      64.84     64.43     72.70
Non-performing loans to total
  loans.......................        .56       .39       .54
Net charge-offs to average
  total loans.................        .11       .20       .17
Allowance for possible loan
  losses to loans at year-end.       1.29      1.26      1.28
Average shareholders' equity
  to average total assets.....       9.59%    10.24%     8.61%

  Short-Term Borrowings

    Not applicable.

Item 2 -     Properties

    The following table sets forth the location of the Bank's offices, as well as certain information related to these offices, as of December 31, 1995:


  Location of Office             Owned or Leased

   50 North Main Street
   Castile, New York.........              Owned

   263 East Main Street
   Avon, New York............              Owned

   1 Main Street
   Gainesville, New York.....              Owned

   102 North Center Street
   Perry, New York...........              Owned

   2727 Genesee Street
   Retsof, New York..........              Leased

   445 North Main Street
   Warsaw, New York..........              Owned

   129 North Center Street
   Perry, New York...........              Owned

   29 Main Street
   LeRoy, New York...........              Owned

   604 West Main Street
   Arcade, New York..........              Owned

   408 East Main Street
   Batavia, New York.........              Owned

   3155 State Street
   Caledonia, New York.......              Owned

    Each of the foregoing properties is in generally good condition and is appropriate for its intended uses.

    All owned offices are in the name of the Bank. Prior to March 10, 1995, two (2) offices were owned by Southern Wyoming Realty Corp., a wholly-owned subsidiary of the Bank. Effective March 10, 1995, Southern Wyoming Realty Corp. was dissolved and all of its assets were transferred and conveyed to the Bank.

    For information relating to the Company's investment policies, see "Item 1- Description of Business -- Statistical
Disclosure" of this Annual Report on Form 10-KSB.

Item 3 -     Legal Proceedings

    The Company is not presently involved in any legal proceedings which management or counsel to the Company believe to be material to its financial condition or results of operations. As the nature of the Bank's business involves the collection of loans and the enforcement and validity of security interests, mortgages and liens, the Bank is plaintiff or defendant in various legal proceedings which may be considered as arising in the ordinary course of its business. In the opinion of management of the Bank, after consultation with its counsel handling all such litigation, there are no legal proceedings now pending by or against the Bank the outcome of which might have a material effect on the Bank's business, business prospects or financial position.

    In December, 1994, the Company was advised that the Bank may be named as a defendant in a certain lawsuit entitled American River Bank, Inc., et al v. Community Bankers Mutual Fund, Inc., et al., a lawsuit which was commenced on or about October 21, 1994 in United States District Court, Central District of California. In this action, the plaintiffs alleged that they purchased certain shares in the United States Government Money Market Fund (the "Fund"), which were allegedly issued and sold by one of the defendants, namely, Community Bankers Mutual Fund, Inc. In connection therewith, the plaintiffs sued the Community Bankers Mutual Fund, Inc., Community Asset Management, Inc., allegedly the investment advisor for the Fund, the directors of Community Asset Management, Inc. and various participants in the Fund that were alleged to be "affiliates" of such directors, for alleged violations of Federal and State securities laws, fraud, breach of fiduciary duty, negligence and an accounting.

    Although the Bank was subsequently named in the action, the lawsuit was settled on September 6, 1995. The terms of the settlement had no material impact on the Bank or the Company.

Item 4 -     Submission of Matters to a Vote of Security Holders

    Not applicable.

                              PART II

Item 5 -     Market for the Registrants Common Equity and Related
Stockholder Matters

    During November of 1993, the Company completed a second public offering of 200,000 shares of its common stock and 200,000 warrants to purchase additional shares of its common stock. The offering was very successful, increasing to approximately 800 the number of shareholders of the Company. On January 3, 1994, the Company listed its common stock and warrants on the National Association of Securities Dealers Quotation System (NASDAQ) Small Cap Market. Although the market for the Company's common stock has become more active since the listing, as with many stocks of companies such as the Company, trading remains limited.

    As of March 18, 1996, the "Bid" and "Ask" price of the Company's common stock was $30.50 and $31.75 per share, respectively, as reported on the National Association of Securities Dealers Quotation System (NASDAQ) Small Cap Market. These quotations represent inter-dealer quotations without adjustment for retail mark-ups, mark-downs, or commissions, and may not necessarily represent actual quotations. For a discussion of the quarterly high and low "Bid" quotations for the years ended December 31, 1995 and 1994, respectively, as well as a recent closing price of the warrants, reference is made to "Market For The Common Stock" included on pages 35 of this report from the 1995 Annual Report to Shareholders.

    The Company declared dividends of $.54 per share to its shareholders during the year ended December 31, 1995. In 1994, the Company declared annual dividends of $.48 per share. Although the Board of Directors of the Company has declared its intention to continue the payment of cash dividends on the Company's common stock, no assurance can be given that any dividends will be declared or, if declared, what the amount of the dividends will be or whether such dividends, once declared, will continue. As a bank holding company, the Company's ability to pay dividends is primarily a function of the dividend payments it receives from the Bank, which are subject to certain limitations. See Note 17 of "Notes to Consolidated Financial Statements" included on page 57 of this report from the 1995 Annual Report to Shareholders. In determining the amount of such dividends to be paid by the Company, if any, the Board of Directors will consider such factors as the earnings and financial condition of the Company, as well as regulatory requirements and the Bank's need to retain capital to support its growth.

Item 6 -     Management's Discussion and Analysis of Financial
Condition and Results of Operations

    Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operation" from the 1995 Annual Report to Shareholders, and incorporated below on pages 26 - 34 of this Annual Report on Form 10-KSB.


The purpose of this section is to focus on relevant business events and information provided in this Annual Report. For a full under standing of this discussion, reference should be made to the
Consolidated  Financial  Statements,  and  Notes  thereto,   and   the
Consolidated Financial Highlights herein. The preceding Financial Statements have neither been audited nor approved by the FDIC.

Management Discussion and Analysis

The Company is a bank holding company with one subsidiary, The Bank of Castile (the "Bank"). The Bank is a full-service, community oriented, commercial bank which offers a full range of commercial and consumer banking services to municipalities, businesses and individuals. The Bank, however, does not provide trust services.
The Bank conducts its operations through its main office located in Castile, New York, and at its nine (9) branch offices in towns situated in and around the areas commonly known as the Letchworth State Park and the Genesee Valley regions of New York state. Specifically, the Bank has branch offices in the towns of Arcade, Avon, Batavia, Caledonia, Gainesville, LeRoy, Perry, York (Retsof), and Warsaw. On December 2, 1994, the Bank acquired the Avon and Caledonia offices of The Chase Manhattan Bank, N.A. ("Chase"). Chase's Avon office was combined with the Bank's existing office in Avon which was expanded and renovated, and the Caledonia office was opened as a new office of The Bank of Castile.
The Company's strategic plan calls for the continued growth of its banking franchise within the current market area and adjoining areas through the acquisition and/or expansion of additional offices, if and when, opportunities occur.
The Company's market area has remained reasonably healthy. As evidenced by the following chart, the average annual unemployment rate has remained relatively constant in each of the three counties where the Bank does the majority of its business.

         Genesee Livingston Wyoming
 1995      5.1%    5.2%      6.6%
 1994      5.9%    4.8%      6.7%

In addition, the efforts of local development agencies are yielding moderate results in the Bank's market area, with several new companies relocating or expanding in the three county area during the past year. FINANCIAL CONDITION
1995 Compared With 1994
The total assets of the Company as of December 31, 1995 increased by $21.8 million to $233.5 million, representing a 10.29% increase from the $211.7 million figure as of December 31, 1994. This growth in total assets occurred in several areas, including the Bank's investment securities portfolio which increased by 16.21% or $11.5 million, and the loan portfolio, which increased by 9.98% or $12.1 million. The remaining increase in total assets was primarily in the Bank's premises and equipment area which increased by $.7 million or 17.37%, primarily as a result of the expansion of the Bank's Operations Center located in Perry, New York. The Company also purchased four additional automatic teller machines (ATMs), and other various equipment.
Commercial and industrial loan volume increased by $3.6 million to $23.3 million at year end 1995, representing an increase of 18.54% from the year ended December 31, 1994. The Company's real estate loans, exclusive of one-to-four family residential properties, increased by $5.9 million to $33.9 million. These loans are generally commercial in nature and are secured by real estate. In the view of management, the growth in these areas is at least partially due to the business development efforts of the Company's calling officers and a continuing change in strategic focus of larger competing institutions away from this type of lending. This is also the primary reason for the $3.1 million, or 13.93%, increase in our agricultural loan portfolio, which consists primarily of loans to the larger dairy farms and selected cash crop farms. Most dairy operations have not been appreciably affected by the recent trend of modest decline in milk prices.
The consumer loan portfolio decreased by $1.3 million, or 11.76%, to $10.0 million at December 31, 1995. This was primarily the result of decreased demand for direct and indirect consumer loans in all of our markets, which follows a nationwide trend. The Bank does not presently have any plans to aggressively pursue indirect lending activities.
Due to the sale of $2.8 million of mortgage loans during 1995, the Company's real estate loans secured by one-to-four family residences, including home equity lines of credit, increased by a modest $0.8 million, or 1.90%, to $41.1 million at December 31, 1995. The mortgage loans that were sold were fixed rate loans; adjustable rate mortgage loans and servicing of all loans are retained by the Bank. The volume of home equity lines of credit grew to $9.2 million at year end 1995, an increase of 4.32% from the prior year. These loans are priced in an adjustable manner tied to the prime rate and repriced quarterly, and have been subject to fierce marketplace competition.
Total deposit growth in 1995 was $16.6 million, or 8.86%, to $204.1 million at December 31, 1995. This growth was accomplished as follows: an increase of $3.6 million in noninterest-bearing deposits; a decrease of $2.1 million in savings deposits; a $1.0 million decrease in NOW Accounts; an increase of $0.5 million in money market accounts; an increase of $8.9 million in certificates of deposit under $100,000; and an increase of $6.8 million in certificates of deposit greater than $100,000. At year end 1995, the Bank also had $1.8 million in securities sold under agreements to repurchase, "deposit-like" instruments.
The growth in noninterest-bearing deposits at year end is due to the timing of deposits in municipal accounts. Noninterest-bearing deposits increased to $26.7 million at year end 1995, a 15.41% increase when compared to year end 1994. There were no branch acquisitions during 1995, which means that all the growth detailed above was internally generated. Average noninterest-bearing deposits is relatively unchanged from $21.5 million for the year ended 1994 to $21.6 million for the year ended 1995. Average noninterest-bearing deposits as a percentage of total average deposits decreased from 12.75% at year end 1994 to 10.98% at year end 1995.
Certificates of deposit increased by $15.6 million during 1995 to a total of $104.2 million at December 31, 1995. Of that total increase in certificates of deposit, $6.8 million occurred in the category of CDs of $100,000 or more. Much of the volume in that category is attributable to municipal customers.
The yield on the Company's interest earning assets was 8.59% for the year ended December 31, 1995, an increase of 64 basis points from the yield of 7.95% for the year ended December 31, 1994. During this same period, the rate for total interest-bearing liabilities increased 68 basis points to 4.25% from 3.57%. As a result, the net interest spread decreased slightly to 4.34% for the year ended December 31, 1995, from 4.38% for the prior year. The net interest margin decreased slightly to 4.93% in 1995 from 4.99% in 1994.
The Company's shareholders' equity increased to $22.8 million at year end 1995, up 15.27% from the $19.8 million figure at year end 1994. This increase was primarily the result of the current year's earnings. Shareholders' equity for 1995 was also affected negatively by a net of $27,928 due to transactions associated with the Employee Stock Ownership Plan ("ESOP"), and affected positively by the unrealized gain of $307,400, net of tax, on the available for sale portion of the investment portfolio.
The Company's return on average shareholders' equity was 12.36%, which is consistent with industry averages. This figure represents an increase from the 11.61% figure during 1994 as the Company more profitably employs its capital.
1994 Compared With 1993
The total assets of the Company as of December 31, 1994 increased by $37.1 million to $211.7 million, representing a 21.23% increase from the $174.6 million figure as of December 31, 1993. The majority of this growth in total assets occurred in the Bank's investment securities portfolio which increased by 41.79% or $20.9 million, and the loan portfolio, which increased by 7.63% or $8.6 million. Other assets increased by $1.0 million or 49.16%, which increase related primarily to the deposit premium associated with the purchase of the two offices from Chase. The remaining increase in total assets was primarily in the Bank's premises and equipment area, resulting from the purchase of the Batavia and Caledonia offices, as well as the renovation of the Avon office.
Commercial and industrial loan volume increased by $3.4 million to $19.7 million at year end 1994, representing an increase of 20.65% from the year ended December 31, 1993. The Company's real estate loans, exclusive of one-to-four family residential properties, increased by $3.3 million to $28.0 million. The agricultural loan portfolio increased by $5.0 million, or 28.88% to $22.1 million.
The consumer loan portfolio decreased by $2.1 million, or 15.77%, to $11.3 million at December 31, 1994. This was primarily the result of decreased demand for direct and indirect consumer loans in all of our markets, following a nationwide trend. Some of this decrease was off-set by the increased home equity lines of credit, which were heavily promoted in 1993.
Due to increasing mortgage rates and the sale of $6.3 million of mortgage loans during 1994, the Company's real estate loans secured by one-to-four family residences, including home equity lines of credit, decreased by $0.9 million, or 2.29%, to $40.4 million at December 31, 1994. The volume of home equity lines of credit grew to $8.9 million at year end 1994, an increase of 18.51% from the prior year.
Total deposit growth in 1994 was $33.3 million, or 21.63%, to $187.5 million at December 31, 1994. This growth was accomplished as follows: an increase of $4.3 million in noninterest-bearing deposits; an increase of $9.8 million in savings deposits; a $5.4 million increase in NOW Accounts; a decrease of $0.4 million in money market accounts; an increase of $6.6 million in certificates of deposit under $100,000; and an increase of $7.6 million in certificates of deposit greater than $100,000. Approximately $20 million in total deposits were acquired in connection with the Bank's acquisition of the two offices from Chase. At year end 1994, the Bank also had $0.9 million in securities  sold  under  agreements to  repurchase,  a  "deposit-like"
instrument.
The growth in noninterest-bearing deposits at year end reflects the Bank's continuing focus on commercial lending. Noninterest-bearing deposits increased to $23.1 million at year end 1994, a 22.52% increase when compared to year end 1993. The Chase acquisition accounted for $2.6 million of the increase. Average noninterest-bearing deposits increased from $13.3 million for the year ended 1993 to $21.5 million for the year ended 1994. Average noninterest-bearing deposits as a percentage of total average deposits increased from 8.86% at year end 1993 to 12.75% at year end 1994.
The combination of savings accounts and money market accounts increased by $9.4 million, or 23.78%, from the $40.0 million at year end 1993. Of that increase, however, $9.2 million was part of the Chase acquisition. IRA accounts increased to $15.3 million at December 31, 1994, up 20.25% from December 31, 1993.
The yield on the Company's interest earning assets was 7.95% for the year ended December 31, 1994, an increase of 11 basis points from the yield of 7.84% for the year ended December 31, 1993. During this same period, the rate for total interest-bearing liabilities increased 14 basis points to 3.57% from 3.43%. As a result, the net interest spread decreased slightly to 4.38% for the year ended December 31, 1994, from 4.41% for the prior year. Nevertheless, the net interest margin increased to 4.99% in 1994 from 4.82% in 1993. The increase was due primarily to the growth of the Company's assets and careful management of the Company's pricing structure.
The Company's shareholders' equity increased to $19.8 million at year end 1994, up 8.11% from the $18.3 million figure at year end 1993. This increase was primarily the result of 1994 earnings. Shareholders' equity for 1994 was also affected by the $109,000 payment made on the loan associated with the ESOP, and accounting for the unrealized loss of $389,976, net of tax, on the available for sale portion of the investment portfolio. The Company's return on average shareholders' equity was 11.64%, which is consistent with industry averages. Although this figure represents a decrease from the 13.45% figure during 1993, this decrease relates to the Company's higher capital levels for all of 1994 following the successful common stock offering during the last quarter of 1993.
The Company is well capitalized. As shown in the chart below, capital ratios for the past two year periods far exceed the regulatory minimums:

                                                      Regulatory
                                           1995  1994  Minimum
Tier 1 Risk Based Capital Ratio          15.97% 13.58%  4.00%
Total Risk Based Capital Ratio           17.22% 14.69%  8.00%
Tier 1 Leverage Ratio                    19.40% 19.37%  4.00%


RESULTS FROM OPERATIONS
Income before taxes increased by 19.35% to $3.95 million in 1995 from $3.31 million in 1994. Net income for the year ended December 31, 1995 was $2.66 million compared to $2.26 million for the prior year, a 17.80% increase. The Company's other operating income for the year ended December 31, 1995 increased by $105,797 or 10.55% from the prior year. This increase resulted primarily from increased service charges and an increase in the number of transaction accounts which more than offset a decrease of $17,750 in income from the prior year which resulted from gains on sales of loans and investments. Sale of loans reflects an ongoing effort to achieve the Company's goal of removing certain fixed rate loans from the Company's balance sheet.
During the fourth quarter of 1995 banks were permitted to shift investment securities amongst the various categories on a one time basis. The Bank took advantage of this opportunity to shift approximately $16.5 million of securities from the "held to maturity" category to the "available for sale" category. Management felt that this would give the Company increased flexibility to deal with future asset/liability and liquidity management issues even though shifts in the value of these securities now have to be reflected in the shareholders' equity.
The Company's other operating expenses increased to $7.1 million in 1995, up 14.83% from $6.2 million for the prior year. This reflects a significant increase in salaries and benefits expense of $567,468, due to a full year's salary for the newly acquired employees of Chase Manhattan, as well as normal salary increases, increased benefit costs and additional expenses for year end performance bonuses. The FDIC assessment for the year 1995 decreased by $119,387 due to the decrease at mid year of the FDIC premiums on the Bank Insurance Fund. However, the decrease does not effect the premium on Savings Insurance Fund deposits. For The Bank of Castile, the deposits purchased in 1992 from Anchor Savings Bank in LeRoy remain insured by the Savings Insurance Fund. It is also anticipated that although less than 10% of the total Bank deposits are involved, the insurance rate of $.23 per hundred and a one time fee will be assessed sometime during 1996. The increase in other operating expenses reflect increases in premium amortization associated with the acquisitions and normal expenses for the newly purchased offices.
The Company's net income was $2,657,451 for 1995, or $2.84 per common and common equivalent share outstanding. This represents an increase of 17.83% in net income and a 14.06% increase in earnings per share when compared to the prior year's figures. Charges to expense for the provision for income taxes amounted to $1,288,150 for 1995, up from $1,050,000 in 1994. The increase results from higher pre-tax income, as the Company's effective income tax rate remained relatively constant at 32.60% in 1995, compared to 31.80% in 1994.
RATE SENSITIVITY AND FUNDS LIQUIDITY MANAGEMENT
The Company maintains adequate liquidity and ensures safety of depositor funds and a relative balance between interest rate sensitive assets and liabilities through its asset/liability committee. As set forth above, the Company's net interest margin decreased by six basis points to 4.93% in 1995 from 4.99% in 1994. The net interest margin remains strong compared to peer organizations. Management believes that the Company is presently well balanced in terms of the repricing of its assets and liabilities.
Liquidity is provided by the Company's investment portfolio, including the federal funds position which averaged 37.47% and 33.09% of average total assets in 1995 and 1994, respectively. The investment portfolio has a weighted average maturity of 38 months, with $15.7 million of the investment portfolio maturing in one year or less. The size of the investment portfolio increased modestly during 1995 particularly when compared to the significant growth experienced during the prior year due to the Chase acquisition.
Daily liquidity is provided by the purchase or sale of federal funds with various institutions. During 1995, the Bank was a seller of federal funds with average daily sales of $6.6 million. Though employed for only six days during 1995, the Bank has the ability to borrow from the Federal Reserve Bank of New York, a correspondent bank, or the Federal Home Loan Bank. Membership allows the Bank to borrow periodically on a short-term or long-term basis at preferred rates. The Bank has borrowings of $365,678 and $3,141,342 on a long-term basis from the Federal Home Loan Bank to fund the ESOP and to purchase investments for the purpose of neutralizing our slightly asset sensitive position. The overall liquidity of the Company is supplemented by its core deposits which, as previously noted, have grown both in volume and in percentage of total deposits.
The Bank also sold $2.8 million in various commercial, agricultural or residential mortgage loans on the secondary market during 1995. Management expects to continue such sales from time to time.
GAP Analysis
Certain assumptions are necessary in establishing a meaningful GAP analysis. These key assumptions are discussed in this section. Floating rate securities and loans are categorized according to their repricing frequency. For other investment securities that have ongoing principal reduction, modified duration is used in identifying the repricing opportunities. Contractual payment schedules are used for fixed rate commercial loans. For consumer installment loans, an assumed maturity of 36 months is used, and the dollars are pooled over this time period.
In recognition that cash and due from bank accounts are reflected entirely in the zero to three month category, a like amount of noninterest bearing demand deposits are shown in the same category. The remainder of those deposits are spread out up to the three year time period. Savings accounts are slotted in the categories up to and including two years, with 80% of the dollars repricing in the one to two year category. NOW accounts and MMDA accounts are treated as variable rate instruments, and are therefore shown in the zero to three month category. All other categories of interest-earning assets and interest-bearing liabilities not discussed separately are classified according to their contractual agreements.
The Company's balance sheet was well matched at year end 1995. The continued upturn of rates is not expected to significantly impact earnings. The Company is not involved in any off balance sheet derivative products and its holding in mortgage backed securities is very stable.

The  following  GAP table as of December 31, 1995 includes  all  major
categories    of    interest-earning   assets   and   interest-bearing
liabilities:
                           0-3     3-12      1-5     Over
                           MonthS  Months   Years   5 Years   Total
ASSETS: (In millions)

  Investment securities   $10,792  $23,602 $37,793  $10,420  $82,607
  Federal funds sold        2,050                              2,050
  LoanS                    78,665   22,997  16,853   14,964  133,479
  Allowance for possible loan losses        (1,716)  (1,716)
     Net loans             78,665   22,997  16,853   13,248  131,763
     Total interest-earning assets
                           91,507   46,599  54,646   23,668  216,420
  Other assets              7,752                     9,322   17,074
     Total assets         $99,259  $46,599 $54,646  $32,990 $233,494

LIABILITIES AND SHAREHOLDERS' EQUITY:

  NOW accounts            $25,827                            $25,827
  Money market deposit accounts
                           11,771                             11,771
  Savings accounts          1,777  $ 5,332  $28,436           35,545
  Certificates of deposit  39,046   40,488   24,599 $    94  104,227
     Total interest-bearing deposits
                          78,421     45,820   53,035     94  177,370
  Repurchase agreements    1,264       421       83            1,768
  Long-term debt              79       352    1,506   1,570    3,507
     Total interest-bearing liabilities
                          79,764    46,593   54,624   1,664  182,645
  Noninterest-bearing deposits
                           7,752     8,502   10,451           26,705
  Other liabilities                                   1,318    1,318
     Total liabilities     87,516   55,095   65,075   2,982  210,668
  Shareholders' equity                       22,826  22,826
     Total liabilities and shareholders' equity
                          $87,516  $55,095  $65,075 $25,808 $233,494

GAP                       $11,743  $(8,496)$(10,429)$ 7,182

CUMULATIVE GAP            $11,743  $(3,247)$ (7,182)


MEASURES OF PERFORMANCE
Various measures of performance are available to analyze any bank's safety, soundness, and financial health. The Consolidated Financial Highlights section of this Annual Report details common measures such as return on assets, return of equity and earnings per share. Other indicators are as follows:
1. Banks usually strive to cover a portion of other operating expenses with noninterest or fee income. In 1995, 1994, and 1993, the Bank covered 15.60%, 16.21%, and 18.20%, respectively, of such other operating expenses with noninterest income or fees.
2. The capital ratio measures the ending capital of a bank as a percentage of its ending assets. This ratio reflects a bank's ability to support deposit growth and provide a reserve for any potential future deterioration in asset quality. At year end 1995, the capital ratio of the Bank was 9.78%, up from 9.35% at year end 1994. This change is a result of 1995 net earnings and gains in the available for sale section of the investment portfolio.
3. The loan to deposit ratio is a secondary measure of liquidity. The Bank's loan to deposit ratio increased to 65.41% at year end 1995 from 64.74% in 1994. Although the current ratio is somewhat below the 70-75% range set forth in the Company's strategic plan, it is not unusual for a full service community bank, and indicates that the Bank maintains adequate liquidity and is actively serving the credit needs of its community. The ratio was clearly affected by the increase in deposits that accompanied the acquisition of the two offices from Chase during the fourth quarter of 1994.
4. Asset quality is a critical measure of any bank's potential for continued performance. The net loan charge-offs of the Bank were $134,963, $233,825, and $179,394, for the years ended December 31,
1995,  1994, and 1993, respectively. During 1995, 1994 and  1993,  the ratio of net charge-offs to average loans outstanding was 0.11%, 0.20%, and 0.17%, respectively, which are very low percentages when compared with our peer group. Commercial and industrial, agricultural, and mortgage loan losses were negligible during 1995, with most of the charge-offs coming primarily from the consumer lending area. The Company has recently added a full time consumer loan collector and the results have been excellent.
5. The allowance for possible loan losses as a percentage of total loans outstanding increased slightly from 1.26% at year end 1994 to 1.29% at year end 1995. As a result of the growth of the loan portfolio and charge-offs during 1995 and 1994, $324,363 and $312,725, respectively, were charged to the provision for loan losses.
With the category of non-performing loans defined as non-accruing loans plus accruing loans past due 90 days or more, the Company had $741,700 in non-performing loans at year end 1995, or 0.56% of total loans, and $470,400 in non-performing loans at year end 1994, or 0.39% of total loans. This compares very favorably with peer group banks. BANK FACILITIES AND SERVICES
During 1995, the Company purchased and obtained an option on land adjacent to its existing Operations Center in Perry, New York. A 7,800 square foot addition was made to the existing 3,700 square foot facility to house various internal departments for the Bank's operations. In November, 1995, the mortgage and consumer loan departments  were  combined  into  the  consumer  loan  administration department and relocated to the center. The commercial loan administration department, and the training area also relocated to the facility, joining the central data processing department which remained there. The new training facility represents a major commitment to what we believe to be a most important future effort.
On December 2, 1994, the Bank acquired Chase's historic office in Caledonia. The facility has a drive-in teller and an ATM. The building is in need of renovation which is anticipated during 1996.
During 1995, a major study of the various data processing options took place and a decision was reached to continue with the current vendor, upgrading both our central processing software and hardware. While the cost is modest when compared with past technological upgrades, a great deal of training will be necessary. The Bank is presently reviewing technological advances such as imaging and home banking options, which would significantly reduce our internal processing costs and serve our customers better.
MARKET FOR THE COMMON STOCK
As of January 2, 1994, the market price for the Company's common stock is reflected daily on the National Association of Securities Dealers Automated Quotation System (NASDAQ) Small Cap Market under the symbol LEBC. The Company's warrants also trade on the NASDAQ Small Cap Market under the symbol LEBCW. First Albany Corporation, Ryan, Beck & Company, McConnell, Budd and Downes, and Tucker Anthony, Inc. all make a market in the Company's common stock and warrants. However, trading in the Company's stock is limited and therefore, no assurance can be given that an active or liquid market for the common stock or warrants will exist. Presently, there are approximately 800 holders of the Company's securities. All shareholders who own their stock in their individual names are eligible to participate in the Company's Dividend Reinvestment Plan.
On February 6, 1996, the closing Bid/Asked price for the Company's common stock and the warrants, as quoted on the NASDAQ Small Cap Market, was $30.00/31.00 per share and $7.00/8.13 per warrant, respectively.
During 1995, the Company declared four quarterly dividends totaling $.54 per share of common stock. This represents an increase of $.06 per share, or 12.50%, over the amount declared in 1994. In November, 1991, the Company implemented a Dividend Reinvestment Plan (the "Plan"). The shareholders commenced participation under the Plan with the first dividend of 1992. Presently, over one-third of the eligible shareholders participate in the Plan. The Company's only source of income is from the Bank. As explained in Note 17 of the Consolidated Financial Statements, the Bank's ability to declare dividends is restricted by law and related restrictions as to the amount of funds which can be transferred to its parent company.

Item 7 -     Financial Statements

    The Consolidated Financial Statements of the Company, together with the report thereon of Price Waterhouse LLP, dated
January 19, 1996, included below on pages 37 through 60 of the 1995 Annual Report to Shareholders, are incorporated by reference in this Annual Report on Form 10-KSB.

Report of Independent Accountants



Price Waterhouse LLP


To the Board of Directors and Shareholders of Letchworth Independent Bancshares Corporation


In our opinion, the accompanying consolidated statement of condition and the related consolidated statements of income, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Letchworth Independent Bancshares Corporation and its subsidiary at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity
Securities," in 1994 and SFAS No. 109, "Accounting for Income Taxes," in 1993.



PRICE WATERHOUSE LLP
Buffalo, New York
January 19, 1996


                Consolidated Statement of Condition

                                                 December 31,
                                                  1995           1994
ASSETS:
Cash and due from banks                      $  7,752,080   $  6,264,350
     Federal funds sold                         2,050,000      5,600,000
     Investment securities:
          Available for sale (cost of $37,685,788
              and 22,938,239, respectively)    38,200,900     22,280,800
          Held to maturity (market value of
              $45,622,500 and $47,806,100,
               respectively)                   44,406,441     48,802,730
               Total investment securities     82,607,341     71,083,530
     Loans                                    133,479,088    121,367,741
    Less - Allowance for possible loan losses
                                               (1,716,300)    (1,526,900)
               Net loans                      131,762,788    119,840,841

     Other assets                               2,373,972      2,955,312
     Accrued interest receivable                1,949,266      1,711,571
     Premises and equipment, net                4,998,697      4,259,030

                                           $  233,494,144  $ 211,714,634

Liabilities and Shareholders' Equity:
     Deposits:
     Noninterest-bearing                 $     26,704,826  $  23,138,166
     Interest-bearing                         177,370,635    164,319,775
               Total deposits                 204,075,461    187,457,941
     Securities sold under agreements to repurchase
                                                1,767,984        900,000
     Accrued interest payable                     747,351        419,953
     Accrued taxes and other liabilities          570,448        197,702
     Advances from Federal Home Loan Bank       3,507,020      2,936,368
               Total liabilities              210,668,264    191,911,964
     Commitments and contingent liabilities
     Shareholders' equity:
          Common stock, $1.00 par value, 1,500,000
            shares authorized, 899,970 and 896,720
            shares issued, respectively           899,970        896,720
     Capital surplus                           10,206,024     10,087,067
     Retained earnings                         11,778,164      9,605,255
     Unearned employee stock ownership plan share
                                               s (365,678)      (337,750)
     Unrealized gain (loss) on investments, net   307,400       (389,976)
     Minimum pension liability adjustment                        (58,646)
               Total shareholders' equity      22,825,880     19,802,670
                                           $  233,494,144  $ 211,714,634


The accompanying notes are an integral part of these financial statements.

                   Consolidated Statement of Income






                                        Year ended December 31,
                                         1995             1994        1993
INTEREST INCOME:
     Interest and fees on loans       $12,788,697   $10,665,418   $9,294,697
     Interest and dividends on investment securities -
       Taxable                          3,603,440     2,368,742     ,116,620
       Exempt from federal income taxes 1,088,331       828,048      690,507
     Interest on federal funds sold       397,103       173,644      131,069
               Total interest income   17,877,571    14,035,852   12,232,893
     Interest expense on deposits & advances
                                        7,610,361     5,231,986    4,718,651
Net interest income                    10,267,210     8,803,866    7,514,242
Provision for possible loan losses        324,363       312,725      361,449
               Net interest income after provision for possible loan losses
                                        9,942,847     8,491,141    7,152,793
OTHER OPERATING INCOME:
     Service charges on deposit accounts  888,363       777,402     719,855
     Other charges and fees                83,228        70,005      94,455
     Other operating income               116,681       117,318      70,421
     Net gain on sales of loans and investment securities
                                           20,325        38,075      99,162
           Total other operating income 1,108,597     1,002,800     983,893
OTHER OPERATING EXPENSE:
     Salaries and employee benefits     3,752,036     3,184,568   2,733,511
     Occupancy expense                    449,478       370,600    362,235
     Printing and supplies                323,182       319,195     258,443
     Equipment expense                    550,829       500,945     439,753
     FDIC assessment                      239,097       358,484     326,490
     Other operating expenses           1,791,221     1,454,317   1,285,902
           Total other operating expens 7,105,843     6,188,109   5,406,334

Income before income taxes and cumulative effect
   of a change in accounting principle  3,945,601     3,305,832   2,730,352
Provision for income taxes              1,288,150     1,050,000     864,000

Income before cumulative effect of a change in
   accounting principle                 2,657,451     2,255,832   1,866,352
Cumulative effect of a change in accounting principle                62,000
               Net income            $  2,657,451 $   2,255,832 $ 1,928,352
EARNINGS PER SHARE:
     Income before cumulative effect of a change in
        accounting principle             $  2.84        $ 2.49      $  2.61
     Cumulative effect of a change in accounting principle              .09
               Net income                $  2.84        $ 2.49      $  2.70

The accompanying notes are an integral part of these financial statements.

       Consolidated Statement of Changes in Shareholders' Equity





                                                  Unearned
                                                  employee               Minimum
                                                   stock     Unrealized  pension
                      Common   Capital   Retained  ownership gain(loss)  liability
                      Stock    Surplus   Earnings plan shares investment adjustment
BALANCE AT
  DECEMBER 31,1992  $696,720 $6,455,435 $6,151,229 $(221,500)
  Net income                             1,928,352
  Net proceeds from sale
    of common stoc   200,000  3,631,632
  Payment of ESOP debt                                75,750
  Additional shares purchased by ESOP               (301,000)
  Cash dividends declared
    ($.43 per share)                      (299,732)
 BALANCE AT
   DECEMBER 31, 1993 896,720  10,087,067  7,779,849 (446,750)
  Net income                              2,255,832
  Payment of ESOP debt                               109,000
  Net unrealized depreciation
    of securities available for sale                          (389,976)
  Minimum pension liability adjustment                                   (58,646)
  Cash dividends declared
    ($.48 per share)                        430,426
 BALANCE AT
   DECEMBER 31, 1994 896,720  10,087,067  9,605,255  (337,750)  (389,976) (58,646)
  Net income                              2,657,451
  Exercise of stock warrants
                       3,250      71,500
  Payment of ESOP debt                                112,583
  Additional shares purchased by ESOP                (140,511)
  Excess of fair value over cost of ESOP
    shares released               47,457
  Net unrealized appreciation
    of securities available for sale                             697,376
  Minimum pension liability adjustment                                    58,646
  Cash dividends declared
    ($.54 per share)                      (484,542)
 BALANCE AT
DECEMBER 31,1995  $899,970  $10,206,024 11,778,164 $(365,678)  $307,400    $-0 -

The accompanying notes are an integral part of these financial statements.

                 Consolidated Statement of Cash Flows





                                             Year ended December 31,
                                            1995      1994        1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  INTEREST RECEIVED                     $17,881,690 $13,813,697 $12,483,654
  Service charges, fees and other income received
                                         1,088,272      964,725     881,246
  Interest paid                         (7,282,963)  (5,387,319) (4,722,769)
  Cash paid to suppliers and employees  (6,009,766)  (6,134,082) (4,928,314)
  Income taxes paid                     (1,375,000)  (1,118,150)   (998,000)
   Net cash provided by operating activities
                                         4,302,233    2,138,871    2,715,817
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of investment secu              5,026,718    2,203,750
  Proceeds from calls and maturities of investment securities -
    Held to maturity                     8,804,540    7,666,031   13,903,678
    Available for sale                   2,708,815    1,021,436
  Proceeds from sales of loans           2,806,959    6,262,318    1,970,229
  Purchases of investment securities - held to maturity
                                       (21,062,965) (29,541,871) (20,317,406)
  Purchases of investment securities - available for sale
                                        (1,043,450)  (6,157,550)
  Net increase in loans                (15,032,944) (15,036,503) (13,746,575)
  Expenditures for capital assets       (1,193,167)  (1,558,884)    (741,962)
   Net cash used in investing activities
                                       (24,012,212) (32,318,305) (16,728,286)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in demand deposits,
     NOW accounts and money market accoounts
                                         3,122,589     (632,758)   4,157,839
  Net increase in time deposits         13,494,931   14,090,814    2,977,825
  Assumption of deposits of acquired branch          19,876,751
  Net increase (decrease) in securities sold
    under agreements to repurchase         867,984     (100,000)   1,000,000
  Proceeds from sale of common stock                               3,831,632
  Proceeds from current borrowings         892,511    2,667,900       99,000
  Repayment of borrowings                 (320,514)    (277,282)
  Exercise of warrants                      74,750
  Cash dividends paid                    (484, 542)    (430,426)    (299,732)
    Net cash provided by financing activitie
                                        17,647,709   35,194,999   11,766,564
  Net (decrease) increase in cash and cash equivalents
                                        (2,062,270)   5,015,565   (2,245,905)
  Cash and cash equivalents, beginning of year
                                        11,864,350    6,848,785    9,094,690
  Cash and cash equivalents, end of year
                                       $ 9,802,080  $11,864,350   $6,848,785





RECONCILIATION OF NET INCOME TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES:
  Net income                          $ 2,657,451  $ 2,255,832   $1,928,352
  Adjustments to reconcile net income to net cash
    provided by operating activities -
     Depreciation and amortization        629,877      535,534      481,403
     Provision for possible loan losses   324,363      312,725      361,449
     Loss (gain) on sales of investments                20,685      (67,128)
     Gain on sales of loans               (20,325)     (58,760)     (32,034)
     (Increase) decrease in interest receivable
                                         (237,695)    (483,614)      94,542
     Amortization of bond premium         313,745      326,437      192,328
     Accretion of bond discount           (71,931)     (64,978)     (14,594)
     Increase in other assets            (166,024)    (627,549)    (253,497)
     Increase in interest payable         327,398      155,333        4,118
     Increase (decrease) in accrued taxes and other liabilities
                                          545,374     (232,774)      20,878
     Net cash provided by operating activities
                                      $ 4,302,233   $ 2,138,871 $ 2,715,817

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       Description of operations
       Letchworth Independent Bancshares Corporation is a bank holding company headquartered in Castile, New York. Through its subsidiary, The Bank of Castile, it is engaged primarily in the business of commercial and retail banking in the Genesee Valley region of western New York.
       Basis of presentation
       The consolidated financial statements include the accounts of Letchworth Independent Bancshares Corporation and its subsidiary, The Bank of Castile (collectively, "the Company"). All significant
       intercompany  accounts  and  transactions   have   been
       eliminated.
       The accounting policies of the Company conform with generally accepted accounting principles and prevailing practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Certain prior year balances have been reclassified to conform with current year presentation.
       Investment securities
       On January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As required, the provisions of SFAS 115 were not applied to any prior periods.
       Investments in debt securities are classified as held to maturity and stated at amortized cost when management has the positive intent and ability to hold such securities to maturity. Investments in other debt securities and equity securities having readily determinable fair values are classified as available for sale and stated at estimated fair value. Unrealized gains or losses related to investment securities available for sale are reflected in a separate component of shareholders' equity, net of applicable income taxes.
       During 1995, the Financial Accounting Standards Board issued a Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investment in Debt and Equity Securities." As permitted by this report, management reassessed the appropriateness of the classification of investment securities between available for sale and held to maturity. Based upon this reassessment, investment securities with an amortized cost basis of $16,510,200 were reclassified from held to maturity to available for sale. Other than this transaction, no investment securities have been transferred between the available for sale and held to maturity categories or sold from the held to maturity category.
       Prior to January 1, 1994, debt securities were carried at amortized cost when management had both the ability and intent to hold such securities to maturity. Periodic sales of these securities occurred principally as a result of measures taken by management in reaction to a changing business environment.
       Amortization of premiums and accretion of discounts for investment securities available for sale and held to maturity are included in interest income. Gains and losses on the sale of investment securities available for sale are determined using the specific identification method.
       The Company does not utilize off-balance sheet derivative financial instruments.
       Loans
       Loans are stated at their principal amount outstanding, net of deferred loan origination and commitment fees and certain direct costs, which are recognized over the contractual life of the loan as an adjustment of the loan's yield. Interest income on loans is accrued on a level yield method.
       Loans, principally residential real estate loans, are periodically sold without recourse and servicing is generally retained. Gains and losses on sales of loans are recognized at the time of settlement and are determined by the difference between net sales proceeds and the carrying value of the loans sold.
       Allowance for possible loan losses
       During the first quarter of 1995, the Company adopted the provisions of SFAS 114, "Accounting by Creditors for Impairment of a Loan" and SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition." Under these Standards, a loan is considered impaired, based on current information and events, when it is probable that the Company will not be able to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement (generally within 90 days). Impaired loans include loans on nonaccrual status. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral dependent loans are measured for impairment based on the fair value of the collateral. Loans are generally evaluated individually. Loans with similar risk characteristics, such as consumer installment loans, credit card loans or residential real estate mortgage loans, are assessed in aggregate based upon historical statistics. The effect of this implementation was not material.
       The allowance for possible loan losses is maintained at a level which, in the opinion of management, is considered adequate to absorb potential losses in the loan portfolio. The level of the allowance is based on management's evaluation of individual loans, past loan loss experience, the assessment of prevailing and anticipated economic conditions, the estimated value of collateral and other relevant factors.
       The allowance for possible loan losses is established through charges to earnings in the form of a provision for loan loss. Increases and decreases in the allowance due to changes in the measurement of the impaired loans are included in the provision for loan loss. Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable.
       When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance. Income recognition on impaired and nonaccrual loans Loans, including impaired loans, are placed on a nonaccrual status in accordance with policies established by management. Loans, other than consumer loans, are generally transferred to nonaccrual status when principal or interest payments become 90 days past due. Any accrued but uncollected interest previously recorded on such loans is reversed in the current period. Past due consumer loans are generally fully reserved or charged-off when they reach a 90 day delinquency status. Loans are returned to accrual status when management determines that the circumstances have improved to the extent that both principal and interest are collectible and there has been a sustained period of repayment performance in accordance with the contractual terms of interest and principal.
       While a loan is classified as nonaccrual and the future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding. When the future collectibility of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan had been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Cash interest receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-offs have been fully recovered.
       Premises and equipment
       Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on the straight-line basis over the estimated useful lives of the related assets, generally ranging from three to 40 years. Amortization of leasehold improvements is computed on a straight-line basis over the term of the lease. Maintenance, repairs and minor improvements are charged to operating expense as incurred. Major improvements are capitalized.
       Income taxes
       The Company and its subsidiary file a consolidated federal income tax return. The provision for income taxes is based on income as recorded in the consolidated financial statements. This provision differs from amounts currently payable because of temporary differences in the recognition of certain income and expense items for financial and tax purposes.
       Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," was adopted by the Company as of January 1, 1993. SFAS 109 requires that a deferred tax liability or asset be adjusted in the period of enactment for the effect of changes in tax laws or rates. As changes in tax laws or rates are
       enacted,  deferred  tax  assets  and  liabilities   are
       adjusted through the provision for income taxes. The adoption of SFAS 109 resulted in a $62,000 favorable impact on 1993 earnings.
       Earnings per share
       Earnings per share are based upon the weighted average number of common shares and, when applicable, common equivalent shares outstanding during the year less ESOP shares not committed to be released. The weighted average number of common and common equivalent shares outstanding was 942,386 in 1995, 906,435 in 1994, and
       713,327 in 1993.
       Statement of Cash Flows
       For purposes of preparing the statement of cash flows, the Company defines cash and cash equivalents as cash and due from banks and federal funds sold.
       New accounting pronouncements
       Statement of Financial Accounting Standards (SFAS) No. 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65," was issued in May, 1995 and requires adoption in years beginning after December 15, 1995. SFAS 122 requires entities to recognize as separate assets rights to service mortgage loans for others, however those rights are acquired.
       SFAS 122 also requires that capitalized mortgage servicing rights be assessed for impairment based on the fair value of those rights. Management does not anticipate that adoption of this Statement will have a significant impact on the Company's financial position or results of operations.

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS:

      The Federal Reserve Board requires banks to maintain certain minimum cash balances consisting of vault cash and deposits in the Federal Reserve Bank. The amount of such reserves is based on percentages of certain deposit types and totaled $1,414,000 and $1,407,000 at December 31, 1995 and 1994, respectively.




NOTE 3 - INVESTMENT SECURITIES:

      The   amortized  cost  and  estimated  market  value   of
      investment securities held to maturity are as follows:
                                              December 31, 1995
                                   Amortized Gross        Gross     Estimated
                                     Cost    Unrealized  Unrealized  Market
                                             Gains          Losses    Value
U.S. Treasury securities and obligations
  of U.S. government corporations
  and agencies                  $15,992,787   $502,574 $(11,461)  $16,483,900
State and political subdivision obligations
                                 21,674,732    760,214  (38,846)   22,396,100
Mortgage-backed securities        6,738,922     31,312  (27,734)    6,742,500
     Totals                     $44,406,441 $1,294,100 $(78,041)  $45,622,500

                                             December 31, 1994
                                   Amortized Gross         Gross    Estimated
                                     Cost    Unrealized  Unrealized   Market
                                             Gains         Losses      Value
U.S. Treasury securities and obligations
  of U.S. government corporations
  and agencies                   $20,698,476  $    554  $(514,330 )$20,184,700
State and political subdivision obligations
                                  20,166,690    71,049   (266,239)  19,971,500
Mortgage-backed securities         7,937,564    20,963   (308,627)   7,649,900
     Totals                      $48,802,730  $ 92,566$(1,089,196) $47,806,100

          The amortized cost and estimated market value of investment securities available for sale are as follows:

                                             December 31, 1995
                                   Amortized Gross          Gross   Estimated
                                     Cost    Unrealized  Unrealized   Market
                                             Gaines         Losses     Value
U.S. Treasury securities and obligations
  of U.S. government corporations
  and agencies                  $31,907,710   $580,506 $(107,416) $32,380,800
State and political subdivision obligations
                                  1,054,794     15,206              1,070,000
Mortgage-backed securities        4,086,984     29,149    (2,333)   4,113,800
Federal Home Loan Bank              636,300                           636,300
     Totals                     $37,685,788   $624,861 $(109,749) $38,200,900

                                             December 31, 1994
                                   Amortized Gross          Gross   Estimated
                                     Cost    Unrealized  Unrealized   Market
                                             Gains          Losses     Value
U.S. Treasury securities and obligations
  of U.S. government corporations
  and agencies                 $17,449,363   $  7,503   $(406,866) $17,050,000
Mortgage-backed securities       4,909,776        134    (258,210)    4,651,700
Federal Home Loan Bank stock       579,100                             579,100
     Totals                    $22,938,239   $  7,637   $(665,076)  $22,280,800

       The  market  values  of securities are  estimated  utilizing independent pricing services and are based on available market data. The market values of state and political subdivision obligations that are not actively traded are determined by independent pricing services based on market transactions in comparable securities and various relationships between securities.
       The amortized cost and estimated market value of debt securities at December 31, 1995, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

                      Available for sale     Held to maturity
                                         Estimated  Estimated
                           Amortized     Market     Amortized Market
                              Cost       Value      Cost      Value
Due within one year     $6,031,584    $6,044,200  $9,693,150  $9,710,900
Due after one year through five years
                        27,426,914    27,825,800  21,119,949  21,725,700
Due after five years through ten years
                         2,540,429     2,640,400  11,299,947  11,824,900
Due after ten years      1,004,260     1,007,900   2,293,395   2,361,000
                       $37,003,187   $37,518,300 $44,406,441 $45,622,500


       The total amortized cost of investment securities pledged to secure public deposits, as required by law, was $42,025,000 and $35,668,000 at December 31, 1995 and 1994, respectively.

NOTE 4 - LOANS:
       Loans consisted of the following:
                                                    December 31,
                                                 1995         1994
                  Real estate loans:
                    Secured by one to four family residential
                    properties             $41,120,730    $40,353,744
                    Other                   33,917,880     27,971,189
                                            75,038,610     68,324,933

                   Agricultural loans       25,168,552     22,091,563
                   Commercial and industrial loans
                                            23,317,057     19,670,283
                   Consumer loans            9,954,869     11,280,962
                                          $133,479,088   $121,367,741

       Loans  serviced  for  others, principally  residential  real estate loans, amounting to $11,590,700 and $12,449,700
       at  December  31,  1995  and  1994,  respectively,  are  not
       included  in  the  consolidated  financial  statements.   At
       December 31, 1995, the balance of impaired loans and related reserve  against  that  balance was $741,700  and  $195,000, respectively.  The average balance of impaired loans  during
       1995  was approximately $309,000. Interest income recognized on  impaired loans and interest income recognized on a  cash basis was not significant.

NOTE 5 - ALLOWANCE FOR POSSIBLE LOAN LOSSES:
       An  analysis of changes in the allowance for possible
       loan losses is as follows:
                                         Year ended December 31,
                                        1995       1994       1993
            Balance, beginning of year $1,526,900 $1,448,000 1,265,945
              Provision expense           324,363    312,725   361,449
              Charge-offs                (216,615)  (288,992) (244,296)
              Recoveries                   81,652     55,167    64,902
            Balance, end of year       $1,716,300 $1,526,900 1,448,000

          A summary of nonaccrual and past due loans is as follows:
                                                       December 31,
                                                     1995       1994
            Nonaccrual loans                        $450,500   $254,800
            Accruing loans past due 90 days or more $291,200   $215,600

NOTE 6 - PREMISES AND EQUIPMENT:

       Premises and equipment, net of accumulated depreciation and amortization, consisted of the following:

                                                    December 31,
                                                   1995         1994
               Land and improvements             $  320,976 $  204,876
               Premises                           4,000,757  2,457,630
               Furniture, fixtures and equipment  2,681,308  2,752,904
               Leasehold improvements               176,070    176,070
                                                  7,179,111  6,591,480
                  Less - Accumulated depreciation and amortization
                  (2,180,414)(2,332,450)
                                                 $4,998,697 $4,259,030

NOTE 7 - DEPOSITS:

          Deposits consisted of the following:

                                                     December 31,
                                                  1995         1994
          Noninterest-bearing deposits       26,704,826  $23,138,166
          Negotiable order of withdrawal deposits
                                             25,827,144   26,777,592
          Savings deposits                   35,545,073   37,692,445
          Money market deposits              11,770,921   11,264,544
          Certificates of deposit less than $100,000
                                             80,689,791   71,835,119
          Certificates of deposit $100,000 or greater
                                             23,537,706   16,750,075
                                           $204,075,461 $187,457,941




NOTE 8 - ADVANCES FROM FEDERAL HOME LOAN BANK:

       At  December  31, 1995, the Company has advances  from  the
       Federal  Home  Loan  Bank of New York of $3,507,020.  These
       borrowings mature at various dates through 2005 and carry a
       weighted   average   interest  rate  of  7.10%.   Principal
       repayments required in 1996, 1997, 1998, 1999 and 2000  are as  follows:  $350,300,  $368,300, $321,900,  $342,700  and
       $365,100, respectively.
       At  December 31, 1995, the Company has an available line of credit  with  the Federal Home Loan Bank  of  New  York  of
       $22,787,500.  There are no commitment fees associated  with this  line. There were no borrowings against this  line  at
       December  31,  1995. Maximum borrowings against  this  line during the year ended December 31, 1995 were $3,547,500.

NOTE 9 - SHAREHOLDERS' EQUITY:

       During November 1993, the Company sold 200,000 shares of its common stock with attached warrants to purchase an additional 200,000 shares. The warrants are exercisable at $23.00 per share and expire on December 31, 1997. Gross proceeds from the sale of stock totalled $4,000,000. Direct expenses associated with the offering approximated $168,000 and were charged against capital surplus. During 1995, warrants for 3,250 shares of common stock were exercised.
       The Company has 100,000 shares reserved for issuance under its stock option plan. The options may be granted at prices not less than the fair market value at the date of grant and expire no later than ten years after the date of grant.
       Options to purchase 81,258 shares were granted in 1990 to selected employees at a price of $15.00 per share. For two employees, the options are exercisable at a rate of 20% at the end of years one and eight and 10% at the end of years two through seven. For all other employees, the options are exercisable at the rate of 10% at the end of years one through eight and 20% at the end of year nine. There were no stock options issued in 1995, 1994 or 1993. At December
       31, 1995, options for 54,631 shares of common stock were exercisable.

NOTE 10 - INCOME TAXES:

       The components of the provision for income taxes are as follows:

                                       Year ended December 31,
                              1995           1994         1993
          Current:
               Federal     $1,210,150      $605,000    $731,000
               State          371,000       198,000     228,000
                            1,581,150       803,000     959,000
          Deferred:
               Federal       (223,000)      185,000     (72,000)
               State          (70,000)       62,000     (23,000)
                             (293,000)      247,000     (95,000)

                           $1,288,150    $1,050,000    $864,000

          The components of deferred taxes are as follows:

                                                        December 31,
                                                      1995      1994
          Deferred tax assets:
              Allowance for possible loan losses    $505,600  $448,500
              Deferred compensation                   79,200    69,400
              Deferred loan origination fees and costs
                                                      58,100    79,200
              Unrealized gains recognized for tax purposes
                                                      39,000
              Minimum pension liability                         40,200
              Unrealized investment losses                     267,500
                                                     681,900   904,800

          Deferred tax liabilities:
               Depreciation                          137,700   119,600
               Pension                                21,000    35,900
               Unrealized investment gains           208,000
               Unrealized losses recognized for tax purposes   130,600
               Insurance accruals                               80,800
                                                     366,700   366,900
                            Net deferred tax asset  $315,200  $537,900

       The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before taxes. The items causing this difference are as follows:


                                         Year ended December 31,
                                   1995        1994             1993
                                       % of          % of              % of
                                      pretax           pretax          pretax
                             Amount   income   Amount  income  Amount  income
Expected tax at federal
   statutory rates        $1,342,000 34.00% $1,124,000 34.00% $928,300 34.00%
Increases (decreases) resulting from:
  Tax exempt interest on investments
    in state and political subdivision
    securities              (320,000)(8.10)   (251,000)(7.60) (208,900)(7.70)
  State franchise taxes, less federal
    income tax benefit       199,000  5.00     171,600  5.20   135,300  5.00
  Other, net                  67,150  1.70       5,400   .20     9,300   .30
Provision for income taxes$1,288,150 32.60% $1,050,000 31.80% $864,000 31.60%

NOTE 11 - EMPLOYEE BENEFIT PLANS:

       The Company has a noncontributory defined benefit pension plan covering substantially all employees. Benefits are based on 1% of career average annual compensation multiplied by the number of years of service, up to 40 years. The Company's funding policy is to contribute annually an amount, based on actuarial computations, which would satisfy the Internal Revenue Service's funding standards.
       Net   pension  expense  (benefit)  includes  the  following
       components:

                                         Year ended December 31,
                                        1995       1994     1993
          Service cost - benefits earned during the period
                                    $62,704        $88,666    $60,021
          Interest cost on projected benefit obligation
                                     76,282         76,646     45,828
          Actual return on plan assets
                                   (168,603)        49,001)  (111,468)
          Net amortization and deferral
                                     71,494       (137,755)    11,865
               Net pension expense  $41,877        $76,558     $6,246

          The funded status of the plan was as follows:
                                                          December 31,
                                                  1995          1994
          Actuarial present value of benefit obligations:
               Vested benefit obligation            $931,924  $1,145,206
               Accumulated benefit obligation     $1,027,518  $1,232,342
          Projected benefit obligation for services rendered to date
                                                  $1,212,983  $1,428,163
          Plan assets at fair value                1,305,276   1,170,237
          Excess (deficiency) of plan assets at fair value
            over projected benefit obligation         92,293    (257,926)
          Unrecognized net loss from past experience different from
            that assumed and effects of changes in assumptions
                                                      26,538     405,839
          Unrecognized prior service cost               (378)       (406)
          Unrecognized net transition asset          (48,095)    (55,168)
          Prepaid pension cost excluding minimum pension liability
                                                      70,358      92,339
          Minimum pension liability                             (154,444)
          Combined minimum pension liability and prepaid pension cost
                                                  $   70,358  $  (62,105)


       The projected benefit obligation at December 31, 1995 and 1994 was determined using a discount rate of 7.00% and 7.25%, respectively, and an assumed average rate of increase in future compensation levels of 5.50%. The expected long-term rate of return on plan assets was 7.75%.
       The   plan   assets  consist  primarily  of   fixed   income
       securities. The unrecognized net transition asset as of January 1, 1989 is being amortized over the remaining service lives of the participants which approximates 14 years.
       In   accordance  with  Statement  of  Financial   Accounting
       Standards No. 87, "Employers' Accounting for Pensions," the Company recorded an additional minimum pension liability of $154,444 at December 31, 1994, representing the excess of unfunded  accumulated  benefit  obligation  over  previously
       recorded   pension  assets.  A  corresponding   amount   was
       recognized as an intangible asset except to the extent that this additional liability exceeded the related unrecognized prior service cost and net transition obligation, in which case the increase in the liability was charged directly to shareholders' equity. At December 31, 1994, $98,870 of the
       excess   minimum   pension   liability   was   charged    to
       shareholders' equity, net of income taxes of $40,224.
       The Company also has an executive supplemental income plan which provides for specified deferred compensation benefits
       payable   to  certain  officers  in  the  event  of   death,
       disability or retirement. The liability relating to this plan was approximately $196,000 and $171,000 at December 31, 1995 and 1994, respectively, and was determined using a discount rate of 8% and an assumed rate of increase in future compensation of 3%. There were charges to income related to this plan in 1995 and 1994 of approximately $36,800 and $8,000, respectively. The Company is both owner and beneficiary of a life insurance policy on the life of each participant, the proceeds from which can be used to fund the after-tax cost of the promised benefits. The cash
       surrender   value  of  such  life  insurance  policies   was
       approximately $536,000 and $511,000 as of December 31, 1995 and 1994, respectively.
       The Company sponsors a leveraged employee stock ownership plan (ESOP) that covers all employees with one year of service, who work at least 1,000 hours per year and who have attained the age of 21. The Company purchased 61,200 shares of common stock in 1986 for $685,500, 15,050 shares in 1993 for $301,000 and 5,500 shares in 1995 for $140,500. The
       Company has financed the purchase of ESOP shares with borrowings from the Federal Home Loan Bank of New York. The Company makes annual contributions to the ESOP equal to the ESOP's debt service. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year.
       The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the debt of the
       ESOP  is  recorded  as  debt  and  the  shares  pledged   as
       collateral are reported as unearned ESOP shares in the consolidated statement of condition. As shares purchased by the ESOP prior to December 31, 1992 were released from collateral, the Company recognized compensation expense
       based  on  actual  cash  payments,  which  approximated   or
       exceeded  expense required to be recognized using the  share
       allocated   method.  At  December  31,  1994,   there   were
       approximately 2,500 shares that will be accounted for using this method when released in 1995. As shares purchased by the ESOP subsequent to December 31, 1992 are released from collateral, the Company recognizes compensation expense equal to the current market price of the shares, and the
       shares   become   outstanding   for   earnings   per   share
       computations.  Dividends  on  allocated  ESOP   shares   are
       recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are available for debt service. ESOP compensation expense was $168,700, $122,800 and $69,000 for
       the   years   ended  December  31,  1995,  1994  and   1993,
       respectively. The ESOP shares are as follows:

                                             December 31,
                                             1995           1994
               Allocated shares             55,579         49,844
               Allocated shares withdrawn from plan
                                            10,130          8,865
               Unreleased shares            16,041         17,541
                    Total ESOP shares       81,750         76,250
               Fair value of unreleased shares
                                        $  477,200     $  330,800

NOTE 12 - RELATED PARTY TRANSACTIONS:

       Certain    executive    officers,    directors,    principal
       shareholders, and companies in which such individuals have 10% or more ownership, engage in transactions with the
       Company in the ordinary course of business. It is the Company's policy that all related party transactions are conducted at "arms-length" and all loans and commitments included in such transactions are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers.
       During 1994, the Company completed an "arms-length" purchase
       of   a  building  from  a  director  at  a  total  cost   of
       approximately $435,000. The building is being utilized as  a branch office.
       A summary of the changes in outstanding loans to officers and directors during the year ended December 31, 1995 is as follows:
               Balance of loans outstanding at December 31,1994
                                                            $4,683,400
               New loans and increases in existing loans    12,727,717
               Principal repayments of loans                12,094,617
               Balance of loans outstanding at December 31, 1995
                                                            $5,316,500

NOTE 13 - COMMITMENTS AND CONTINGENT LIABILITIES:

       The   Company   operates   one   branch   office   under    a
       noncancellable lease agreement which expires in 1997. Two other branch offices are located on land which is being leased through 1999 and 2090, respectively. These lease agreements contain various renewal and purchase options at maturity.
       Future minimum rentals under these leases are: 1996 - $23,600; 1997 - $17,600; 1998 - $16,400; and 1999 - $11,300.
       Total  rental  expense  was approximately  $21,000  in  1995,
       1994, and 1993.
       The Savings Administration Insurance Fund (SAIF) has proposed a one-time assessment of institutions with SAIF insured deposits in order to recapitalize its insurance fund. While the majority of the Company's deposits are insured by the Bank Insurance Fund (BIF), certain deposits are insured by SAIF. If the proposal is approved in its current form, the Company expects its assessment to approximate $150,000 to $200,000.

NOTE 14 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND
CONCENTRATIONS OF CREDIT RISK:

       The Company is party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit which involve, to varying degrees, elements of credit, interest rate or liquidity risk in excess of the amount recognized in the consolidated statement of condition. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The Company has experienced minimal credit losses to date on its financial instruments with off-balance sheet risk.
       The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Company controls the credit risk of off-balance sheet instruments through credit approvals, limits and monitoring procedures, and management evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained is based on management's credit evaluation of the customer.
       Commitments to extend credit, which generally have fixed expiration dates or other termination clauses, are legally binding agreements to lend to a customer (as long as there is no violation of any condition established in the contract). At December 31, 1995, the Company's total commitments to extend credit approximated $2,118,000. Since a portion of the commitments is expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements.
       The Company has identified certain credit risk concentrations in relation to its on- and off-balance sheet financial instruments. Credit risk is defined as the possibility that a loss may occur from the failure of another party to perform according to the terms of the contract. A credit risk concentration results when the Company has a significant credit exposure to an individual or a group engaged in similar activities or affected similarly by economic conditions.
       The Company's customers are located primarily in the counties of Genesee, Wyoming and Livingston in New York state. As Note 4 to the consolidated financial statements indicates, approximately 19% of the Company's outstanding loans are to customers who are directly involved in the agriculture industry, primarily dairy farmers. In addition, there are other commercial and industrial loans, real estate loans and consumer loans outstanding to customers who are indirectly related to the agriculture industry.

NOTE 15 - ACQUISITION OF BRANCHES:

       On December 2, 1994, the Company acquired the Avon and Caledonia branches of Chase Manhattan Bank, N.A. Under the terms of the agreement, the Company was paid cash of $17.6 million and assumed approximately $19.9 million in deposit liabilities, and acquired approximately $1.5 million in loans, real estate anad other assets. The acquisition was accounted for as a purchase.

NOTE 16 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

       The following methods and assumptions were used to estimate the fair value of each class of financial instruments:
       Cash and short-term investments
       For those short-term instruments, the carrying amount represents an estimate of fair value.
       Loan receivables
       For certain homogeneous categories of loans, such as some residential mortgages and credit card receivables, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.
       Deposit liabilities
       The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.
       Long-term debt
       Rates currently available to the bank for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.
       Commitments to extend credit
       The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements. The fair value of these instruments was approximately $13,650 and $50,000 at December 31, 1995 and 1994, respectively.
       The estimated fair values of the Company's financial instruments are as follows:




                                   December 31, 1995        December31, 1994
                              Carrying                  Carrying
                              amount    Fair value       amount    Fair value
Financial assets:
     Cash and due from bank $7,752,080  $7,752,080     $6,264,350  $6,264,350
     Federal funds sold      2,050,000   2,050,000      5,600,000   5,600,000
     Investment securities  82,607,341  83,823,400     71,083,530  70,086,900
     Loans, net of allowance for possible loan losses
                           131,762,788 136,105,000    119,840,841 119,092,000

Financial liabilities:
     Deposits              204,075,461 206,481,000    187,457,941 187,132,000
     Securities sold under agreements to repurchase
                             1,767,984   1,767,984        900,000     900,000
     Advances from the Federal Home Loan Bank
                             3,507,020   3,507,020      2,936,368   2,398,000

NOTE 17 - CONDENSED FINANCIAL INFORMATION:

       The Company's principal asset is its investment in The Bank of Castile (the Bank). The Bank is restricted by law and related regulations as to the amount of funds which can be transferred to the Company. Under such restrictions, approval from regulatory agencies is required for the declaration of dividends in any year which exceed the total of net income of the subsidiary in the current year, plus retained net income for the preceding two years. At December 31, 1995, the Bank could declare dividends of approximately $6,253,000 without prior approval from regulatory agencies. Condensed financial information of the Company follows:

          Statement of Condition

                                                          December 31,
                                                         1995      1994
          ASSETS
          Cash and due from banks - The Bank of Castile $428,519  $   50,900
            Investment in The Bank of Castile         22,460,114  20,555,581
                                                     $22,888,633 $20,606,481
          LIABILITIES AND SHAREHOLDERS' EQUITY
            Accrued expenses                          $    4,475 $    17,439
            Employee stock ownership plan loan payable    365,678    337,750
               Total liabilities                          370,153    355,189
            Common stock - par value $1 per share, 1,500,000 shares
          authorized                                      899,970    896,720
            Capital surplus                            10,206,024 10,087,067
            Retained earnings                          11,778,164  9,605,255
            Unearned employee stock ownership plan shares
                                                         (365,678)  (337,750)
               Total shareholders' equity              22,518,480 20,251,292
                                                      $22,888,633$20,606,481





NOTE 17 - CONDENSED FINANCIAL INFORMATION (continued):

          Statement of Income
                                                 Year ended December  31,
                                                  1995      1994      1993
          Dividends received-The Bank of Castile $909,902   $520,470  $317,447
                         Total income             909,902    520,470   317,447
          Operating expenses                      109,527
          Loss on investment securities                      (25,000) (25,000)
          Income before equity in undistributed income
            of subsidiary                         800,375    495,470   292,447
          Equity in undistributed income of subsidiary -
            The Bank of Castile                 1,857,076  1,760,362 1,635,905
                         Net income            $2,657,451 $2,255,832$1,928,352

          Statement of Cash Flows
                                                  Year ended December 31,
                                                1995          1994       1993
          CASH FLOWS FROM OPERATING ACTIVITIES:
            Cash paid to subsidiary            $(56,751)   $(64,044)
            Cash paid to suppliers and employee (65,740)
               Net cash used in operating activities
                                               (122,491)    (64,044)
          CASH FLOWS FROM INVESTING ACTIVITIES:
            Dividends received - The Bank of Castile
                                                909,902     520,470   $317,447
            Capital contribution to The Bank of Castile
                                                                  ( 3,831,632)
               Net cash provided by (used in) investing activities
                                                909,902    520,470 (3,514,185)
          CASH FLOWS FROM FINANCING ACTIVITIES:
            Cash dividends paid                (484,542)  (430,426)  (299,732)
            Proceeds from current borrowing                            99,000
            Payment of current borrowings                  (99,000)
            Proceeds from sale of common stock                       3,831,632
            Proceeds from exercise of warrants   74,750
               Net cash (used in) provided by financing activities
                                              (409,792)   (529,426)  3,630,900
          Net increase(decrease) in cash and cash equivalents
                                               377,619     (73,000)    116,715
          Cash and cash equivalents, beginning of year
                                                50,900     123,900       7,185
          Cash and cash equivalents, end of year
                                              $428,519     $50,900    $123,900


          RECONCILIATION OF NET INCOME TO NET CASH
          USED IN OPERATING ACTIVITIES:
            Net income                     $2,657,451   $2,255,832  $1,928,352
            Loss on investment securities                   25,000      25,000
            Adjustments to reconcile net income to
             net cash used in operating activities -
            Equity in income of subsidiaries
                                           (2,766,978)  (2,357,940)(1,953,352)
            (Decrease) increase in accrued expenses
                                              (12,964)      13,064         0
               Net cash used in operating activities
                                            $(122,491)    $(64,044)   $- 0 -


Item 8 -     Changes in and Disagreements with Accountants
on Accounting and Financial Disclosure

    Not applicable.

                             PART III

Item 9 -     Directors, Executive Officers and Control
Persons of the Registrant

    In accordance with the Bylaws of the Company, three (3) classes of directors are elected in three (3) staggered three-year terms. Each director so elected serves for a term of three (3) years and until his successor is duly elected and qualified.

    Executive officers serve until the next annual meeting of directors and until their successors are appointed and qualified.

    Set forth below is certain information regarding the executive officers and directors of the Company as of March
24, 1996.


                                     Positions
                                      Held With
Name                            Age   the Company         Address

James H. Van Arsdale, III        75   Chairman of         71 Park Road East
                                      the Board of         Castile, NY 14427
                                      Directors

James W. Fulmer                  44   President, Chief    38 Wolcott Street
                                      Executive Officer,   LeRoy,NY 14482
                                      and Director

Charles L. Van Arsdale           72   Director             5136 Park Road West
                                                           Castile, NY 14427

Stanley J. Harmon                75   Secretary and        4845 Luther Road
                                      Director              Silver Springs, NY
                                                             14550

Gunther K. Buerman               52   Director            1186 Lake Road
                                                           Webster, NY 14580

Steven C. Lockwood               36   Treasurer           34 N. Lyon Street
                                                           Batavia, NY 14020
___________________________________

    James W. Fulmer and Charles L. Van Arsdale also serve as directors of the Bank. The principal occupation or employment of each director and each executive officer of the Company and the year in which each such director became a director of the Company and/or the Bank is set forth below.

    Mr. James H. Van Arsdale, III, a director of the Company since 1981, was named Chairman of the Board of Directors of the Company in 1981. Prior to that time, Mr. Van Arsdale performed various managerial functions for the Bank and held various executive offices of the Bank. He was the Chairman of the Board of Directors of the Bank until 1992 when he retired. Mr. Van Arsdale had also been a director of the Bank since 1948. Mr. Van Arsdale is the brother of Mr. Charles L. Van Arsdale.

    Mr. James W. Fulmer has served as the President and Chief Executive Officer of the Company since January 1, 1991, and as the Chief Executive Officer of the Bank since January, 1996. Before joining the Company as the Executive Vice President in December, 1988, Mr. Fulmer held various executive positions with Fleet Bank of New York (formerly known as Security New York State Corporation and Norstar
Bank) for approximately twelve (12) years and with the Genesee Valley Penny Saver for approximately one year. Mr. Fulmer has served as a director of the Bank since 1988 and as Vice Chairman of the Board of Directors of the Bank since 1991. Effective May 1, 1992, he assumed the position of Chairman of the Board of Directors of the Bank, and he currently serves as a member of the Board of Directors of the Cherry Valley Cooperative Insurance Company, St. Jerome's Hospital, the Genesee County Industrial Development Agency, and is Treasurer of the Independent Bankers Association of New York State. He is also the past Chairman of the Executive Committee for Retail Banking for the New York State Bankers Association and is a past member of the Board of Directors of the New York State Bankers Association.

    Mr. Charles L. Van Arsdale was the President of the
Company from the date of its incorporation in 1981 until December 31, 1990. In addition, Mr. Van Arsdale has been a director of the Bank since 1949. Prior to 1981, Mr. Van
Arsdale performed several managerial functions for the Bank and held various executive offices of the Bank. Mr. Van
Arsdale is the brother of Mr. James H. Van Arsdale, III.

    Mr. Stanley J. Harmon, the Secretary of the Company since 1981, is a retired funeral director. Mr. Harmon also served as a director of the Bank from 1960 until April 30, 1993.

    Mr. Gunther K. Buerman has been a director of the Company since January 25, 1990. Mr. Buerman has been a partner in the law firm of Harris Beach & Wilcox located in Rochester, New York, since 1982 and has been the Managing
Partner of the firm since March, 1984.

    Mr. Steven C. Lockwood, Treasurer of the Company since
1992, is also the Chief Financial Officer for the Company and the Bank. Mr. Lockwood graduated from St. Bonaventure
University in 1981, and joined the Bank in 1982 as Internal
Auditor.  Mr. Lockwood graduated from the Bank
Administration Institute School of Banking located in
Madison, Wisconsin in 1995.

    The following table sets forth the names and ages of the principal officers and directors of the Bank and their current positions with the Bank.

Name*                            Age       Position

James W. Fulmer                  44        Chief Executive Officer,
                                            Chairman ofthe Board of
                                            Directors, and  Director
Charles L. Van Arsdale           72        Vice Chairman of the Board
                                           of Directors and Director
Robert L. Brass                  58        Director
Joseph G. Bucci                  52        Director
Brenda L. Copeland               44        President and Director
Thomas E. Cushing                45        Director
Gary D. Gates                    59        Director
Benjamin C. Mancuso, Jr.         62        Director
John McClurg                     34        Director
Craig Yunker                     44        Director

___________________________________
*Effective December 31, 1995, Dr. Carol C. Harter resigned as a member of the Board of Directors of the Bank.

    James W. Fulmer and Charles L. Van Arsdale also serve as directors of the Company. The principal occupation or employment of all other directors and principal officers of the Bank and the year in which each such director and principal officer of the Bank became a director or principal officer of the Bank, as the case may be, is set forth below.

    Mr. Robert L. Brass, a director of the Bank since 1992, is President of L.R. Brass, Inc., a retail food market.

    Mr. Joseph G. Bucci, a director of the Bank since 1986, is a self-employed real estate agent.

    Ms. Brenda L. Copeland became the President of the Bank on January 1, 1991. In addition, she has served as a director of the Bank since 1988, and has been employed by the Bank since 1971.

    Mr. Thomas E. Cushing, a director since 1989, is the Vice President, Secretary and Treasurer of J.O. Cook, Inc.

    Mr. Gary D. Gates, a director since 1986, is the President of Gary's TV, Inc.

    Mr. Benjamin C. Mancuso, Jr., a director since 1992, is
President of Charles Mancuso and Son, Inc., a family-owned holding company.

    Mr. Craig Yunker, a director of the Bank since 1991, is a partner in CY Farms.

    John McClurg, 34, a director since 1995, is President and owner of McClurg Chrysler-Plymouth, Inc. and McClurg
Chevrolet-Pontiac-Oldsmobile, Inc., two automobile dealerships located in Perry, New York.

Item 10 -    Executive Compensation

    The following tables show, for the years ended December
31, 1995, 1994, and 1993, the total cash compensation paid by the Company and the Bank to executive officers who received total annual salary and bonus in excess of $100,000 and to the Chief Executive Officer of the Company.



                          SUMMARY COMPENSATION TABLE

                                   Annual Compensation

Name and                                        All Other
Principal
Compensation2
Position          Year   Salary($)1   Bonus($)      ($)
James W. Fulmer     1995    $119,111    $17,500     $8,345
President, CEO      1994    $105,122    $15,000     $8,345
& Director of       1993    $101,344    $10,000     $8,345
the Company, and
Chairman of the
Board of the Bank

Brenda L. Copeland  1995    $ 98,775   $13,000       None
President of        1994    $ 90,863   $10,000       None
  the Bank          1993    $ 85,756   $ 7,500      $6,499



                              Long Term Compensation

                               Awards
                                         Long Term
Name and                   Restricted    Options Incentive  All Other
Principal                  Stock Award(s) SARs    Payout   Compensatio
Position            Year
                               ($)         (#)      ($)        ($)
James W. Fulmer     1995      None      None      None      $10,454
President, CEO      1994      None      None      None        6,555
& Director of       1993      None      None      None        5,868
the Company, and
Chairman of the
Board of the Bank

Brenda L. Copeland  1995      None      None     None        $8,648
President of        1994      None      None     None         5,599
  the Bank          1993      None      None     None         5,739



1) Includes matching contributions under the Company's 401(k) plan in an amount equal to $3,050.32, $2,553.88, and $2,642.38, respectively, for James W. Fulmer, and $2,624.96, $2,394.80, and $2,313.24, respectively, for Ms. Brenda L. Copeland, for the years ended December 31, 1995, 1994, and 1993, respectively, as well as director's fees and certain fringe benefits such as automobiles and group term life insurance.

(2) The amounts disclosed represent the Company's contribution pursuant to the Executive Supplemental Income
Agreements executed by and between the Company and each of Mr. Fulmer and Ms. Copeland. See "Executive Compensation -
Benefits --Executive Supplemental Income Agreements."

(3) The amounts disclosed represent the Company's contribution to the Employee Stock Ownership Plan ("ESOP").

    During 1995, all directors of the Company received an amount equal to $3,000 per year. During 1995, the Board of Directors of the Company met five (5) times, and all of the directors attended 75% or more of the meetings.

    During 1995, the directors of the Bank each received an annual retainer of $6,650 in lieu of meeting attendance fees. During 1995, the Board of Directors of the Bank met thirteen (13) times. Two (2) of the members of the Board of Directors of the Bank entered into a certain Deferred Compensation Agreement relating to all amounts received from the Bank during the period from 1986 until 1990. Under these agreements, all fees earned as a director during that period are deferred until such director's death or retirement from the Board of Directors of the Bank.
Payments of the fees so deferred, as well as all earnings on such deferred amounts, are then paid to such director or his beneficiary, as the case may be, in one hundred twenty (120) equal monthly installments. The Bank does not currently intend to offer such agreements to other members of its Board of Directors.

    In addition, during 1995, one designated director of the Board of Directors of the Bank received a weekly fee of $100 for his services in connection with the Bank's Loan Committee. Members of the Examining Committee also receive a quarterly fee of $100 in lieu of meeting attendance fees.

Employment Contracts

    On January 1, 1991, James W. Fulmer began to serve as the President and Chief Executive Officer of the Company in accordance with his employment agreement dated September 12, 1989, as amended, effective January 1, 1991. Subsequently, on May 1, 1992, Mr. Fulmer became the Chairman of the Board of Directors of the Bank. Pursuant to the terms of the agreement, as amended, each year the term of Mr. Fulmer's employment agreement is automatically extended for an additional year so that the term of the employment agreement is always three (3) years. In the event that the Company terminates the employment agreement without cause, the Company is required to pay Mr. Fulmer, as severance pay, his annual compensation plus all fringe benefits for a period of three (3) years from the date of such termination. In addition, in the event of such termination without cause or the sale, merger, or substantial reorganization of the Company or the Bank, all of Mr. Fulmer's options to purchase common stock shall become immediately exercisable. See "Executive Compensation - Benefits -- Stock Option Plan."

    Effective January 1, 1991, the Company entered into an amended employment agreement with Ms. Brenda L. Copeland whereby Ms. Copeland agreed to serve as the President of the Bank or in any other capacity that the Board of Directors of the Company or the Bank may reasonably request. Each year the term of Ms. Copeland's employment agreement is automatically extended for an additional year so that the term of the employment agreement is always three (3) years. In the event that the Company terminates the employment agreement without cause, the Company is required to pay Ms. Copeland, as severance pay, her annual compensation plus all fringe benefits for a period of eighteen (18) months from the date of such termination. In addition, in the event that the Company terminates the employment agreement as a result of a change of "control" of the Company, the Company is required to pay Ms. Copeland, as severance pay, her annual compensation plus all fringe benefits for a period of three (3) years from the date of such termination. For purposes of the employment agreement, the term "control" is defined as the possession of the power to elect a majority of the members of the Board of Directors of the Company through the ownership of voting securities in the Company.

Benefits

    Employee Stock Ownership Plan. In 1986, the Board of Directors of the Company adopted the Employee Stock Ownership Plan ("ESOP"), effective as of January 1, 1986. Employees eligible to participate in the ESOP are all employees who have met the eligibility requirements on the effective date of adoption of the ESOP, and any employees hired subsequent to that date who have completed one year of service, work at least 1,000 hours per year, and have attained the age of 21 years. Contributions to the ESOP are discretionary, as determined by the Board of Directors of the Bank. All funds contributed are received, held, invested and reinvested by the ESOP trustee. Although the trustee may invest the funds contributed to the ESOP in such prudent investments as the trustee deems desirable, substantially all the trust funds are invested in the common stock of the Company.

    Each participant is entitled to direct the trustee as to the exercise of any voting rights attributable to the shares of common stock allocated to such participant and if the trustee receives no voting instructions, the shares of common stock are not voted. All common stock of the ESOP not allocated to the plan participants is voted by the trustee in its sole discretion. The ESOP also contains provisions permitting the ESOP to borrow funds to purchase common stock and on June 16, 1986, the ESOP borrowed $500,000 pursuant to a certain loan and pledge agreement with two (2) unaffiliated banks. The proceeds of the loan were used to purchase approximately 48,000 newly issued shares of common stock, after giving effect to a 6-for-1 stock split of the Company, with such shares pledged as security for the payment of principal and interest as provided in the above-mentioned agreement. All amounts due and owing under this loan have been satisfied.

    In November of 1990, the Company borrowed $185,500 on behalf of the ESOP pursuant to a loan and pledge agreement with an unaffiliated bank. The loan proceeds were used to purchase 14,000 shares of the Company's outstanding stock, with such shares pledged as security for the payment of principal and interest as provided in said agreement. In November of 1993, the Company borrowed $301,000 on behalf of the ESOP to purchase 15,050 shares of the Company's common stock and 15,050 warrants to purchase additional shares of common stock as part of the public offering. All amounts due and owing under these loans were subsequently refinanced with the Bank (with appropriate collateral granted to the Bank), which in turn, borrowed the funds from the Federal Home Loan Bank under an existing accommodation. In 1995, the Company borrowed $140,511 on behalf of the ESOP to purchase 5,500 shares of common stock.

    Upon an ESOP participant's retirement, disability or death, as those terms are defined in the ESOP, the participant shall be fully vested in all amounts allocated to such participant under the ESOP, as well as such participant's share in the allocation of all contributions made by the Company during the "Plan Year" (as that term is defined in the ESOP) in which such retirement, disability or death occurs. In the event a participant's service terminates for any reason other than retirement, disability or death, such participant's account becomes vested based upon the number of years of "Credited Service" of such participant (as that term is defined in the ESOP) in accordance with the following schedule, as amended so as to comply with the requirements of the Tax Reform Act of 1986, as amended (the "1986 Act"):

    Credited Service             Vested Percentage

    Less than three years              0%
    Three years                       30%
    Four years                        40%
    Five years                       100%

    Contributions to the ESOP amounted to $169,000, $123,000, $69,000, and for the years ended December 31, 1995, 1994, and 1993, respectively.

    Defined Benefit Pension Plan. The Company maintains a defined benefit pension plan for the benefit of all employees covered under the Company's prior pension plan and any other employees with at least six (6) months of service who work at least 1,000 hours per year and have attained the age of 21 years. Amounts contributed to the pension plan for each covered employee by the Company are determined on an actuarial basis. The discount rate used in determining the actuarial present value of accumulated benefits was seven percent and seven and one-quarter percent at December 31, 1995 and December 31, 1994, respectively.

    Under the plan, a participant is eligible for the "Normal Retirement Pension Benefits" upon attainment of age
65 years. Vested employees who terminate before attaining age 65 may elect optional early retirement benefits (at reduced levels).

    The following table sets forth the current regular vesting schedule for participants under the plan, as amended so as to comply with the requirements of the 1986 Act:

    Years of Service        Vested Percentage

    Less than three years          0%
    Three years                   20%
    Four years                    40%
    Five years                    60%
    Six years                     80%
    Seven years                  100%

    An employee's "Normal Retirement Pension" benefit under the plan is an amount (payable monthly in the form of a life only annuity) equal to the product of 1% of such employee's "Average Compensation" and such employee's years of "Benefit Accrual Service" (not to exceed forty (40) years), as those terms are defined in the plan. The following table sets forth the annual Normal Retirement Pension benefit at age 65 to an employee covered by the plan for each of the following Average Compensation amounts and periods of Benefit Accrual Service with the Company.


                Normal Retirement Pension Benefit
               for Years of Benefit Accrual Service


Average
Compensation 15 Years  20 Years  25 Years  30 Years  35 Years  40 Years

$15,000     $ 2,250   $ 3,000   $ 3,750   $ 4,500   $ 5,250    $ 6,000

$30,000     $ 4,500   $ 6,000   $ 7,500   $ 9,000   $10,500    $12,000

$45,000     $ 6,750   $ 9,000   $11,250   $13,500   $15,750    $18,000

$60,000     $ 9,000   $12,000   $15,000   $18,000   $21,000    $24,000

$75,000     $11,250   $15,000   $18,750   $22,500   $26,250    $30,000

    The pension plan also provides for certain disability retirement benefits and death benefits as well as optional forms of payment of benefits which a covered employee may elect. The benefits provided for under the plan are in addition to and separate from the benefits available to the participants under the Social Security Act.

    The pension plan was adopted in 1986, to be effective as of January 1, 1986, the date in which the Company terminated its former defined benefit pension plan. There were no contributions made in 1995. Contributions were approximately $50,000 in both 1994 and 1993.

    401(k) Plan. The Bank maintains a qualified 401(k) plan, entitled "The Bank of Castile Salary Savings Plan", to encourage the accumulation of savings for retirement or other purposes. Employees of the Bank who have attained the age of 20-1/2 years are eligible to join the plan following the completion of three (3) months of service.

    Under the terms of the plan, participants may elect to contribute from 1% to 6% of their eligible salary and the Bank contributes an amount equal to 50% of this participant contribution for employees. Employees may elect to contribute up to an additional 9% of eligible salary without any matching Bank contribution.

    All amounts contributed into the plan are invested with the Principal Mutual Life Insurance Company (formerly known as Bankers Life Company), with its principal office located at 711 High Street, Des Moines, Iowa. Pursuant to the plan, contributions by and for employees are held in trust by the Bank.

    Participants are immediately fully vested in all contributions to the plan. Withdrawals of contributions are subject to limitations and generally not permitted, except in the event of hardship, until termination of employment, or the participant's attainment of "Normal Retirement Age", as that term is defined in the plan. During 1995, the Company contributed a total of $3,050.32 as a matching contribution for James W. Fulmer, and $2,624.96 for Brenda
L. Copeland, which amounts are included in the Summary Compensation Table set forth on page 62 of this Form 10-KSB.

    Executive Supplemental Income Agreements. The Bank has also entered into certain executive supplemental income agreements which provide for specified deferred compensation benefits payable to certain highly compensated officers and members of a select management group of the Bank in the event of death, disability or retirement. The Board of Directors, in its sole discretion, determines who is eligible to participate in this arrangement. Although the Bank is not under any obligation whatsoever to fund its obligations under the above-mentioned agreements, the Bank is both the owner and beneficiary of a life insurance policy on the life of each participant, the proceeds from which can be used to fund the after-tax cost of the promised benefits. Charges to income related to these agreements were approximately $37,000, $8,000, and 52,000 for the years ended December 31, 1995, 1994, and 1993, respectively.

    Under these agreements, a participant who has reached "Normal Retirement Age," as that term is defined in the agreements, and has attained twenty (20) continuous years of service with the Bank (including periods of disability and authorized leaves of absence) receives an annual amount equal to the difference between (i) 75% of such officer's average "Annual Compensation," as that term is defined in the agreements, during his final five (5) calendar years of employment with the Bank, and (ii) the sum of all social security benefits paid to such officer and any amounts paid to such officer under the Company's defined benefit pension plan. Participants may retire after age 55 with the approval of the Board of Directors and in the event that there has been a buy-out, merger, or substantial change in ownership of the Bank, an officer may retire at any time after attaining the age of 55 years without approval of the Board of Directors. In either case, the benefits available on early retirement are equal to the benefits available at "Normal Retirement Age," actuarially reduced. The agreements also contain certain provisions for the payment of pre-"Normal Retirement Age" death benefits.

    Stock Option Plan.  At the Annual Meeting of
Shareholders of the Company on April 26, 1990, the shareholders approved the Letchworth Independent Bancshares Corporation Stock Option Plan of 1990 (the "Option Plan"). The purpose of the Option Plan is to increase the incentive and to encourage the continued employment and services of key employees of the Company and the Bank by facilitating their purchase of a stock interest in the Company. Management believes that the implementation of the Option Plan is in the best interests of the Company and its shareholders since it will enhance the Company's ability to continue to attract and retain qualified directors, officers and other key employees.

        Under the Option Plan, the Board of Directors may grant incentive stock options as well as options that do not qualify as incentive stock options ("non-statutory stock options"). The Board of Directors determines the individuals to receive grants and the number of shares to be awarded, subject to certain federal tax regulations in the case of incentive stock options granted under the Option Plan. The Option Plan provides that the exercise price under each incentive stock option shall be no less than 100% of the "Fair Market Value" (as defined in the Option Plan) of the common stock on the date the option is granted. The exercise price for each non-statutory stock option granted under the Option Plan is the price established by the Board of Directors of the Company, which normally is expected to be no less than 100% of the "Fair Market Value" (as defined in the Option Plan) on the date the option is granted.

    On May 3, 1990, the Company issued options to acquire 81,258 shares of its common stock at a purchase price of $15.00 per share. No options have been granted under the Option Plan since that date. The following table shows the aggregate number of options outstanding as of March 24, 1996 for each of James W. Fulmer and Brenda L. Copeland, and for all executive officers as a group.

                         Number of Options   Average Per
                         Outstanding         Share Price*

James W. Fulmer             33,576              $15.00
Brenda L. Copeland          25,182              $15.00
All Executive Officers
  as a Group                58,758              $15.00


* This price represents the "Fair Market Value," as that term is defined in the Option Plan, of the common stock of the Company on the date that the options were granted.

    As of December 31, 1995, no stock options have been exercised under the Option Plan. The following table shows the breakdown between options granted to James W. Fulmer and Brenda L. Copeland that were exercisable and unexercisable as of the end of the fiscal year, and the potential value of "in-the-money" options, both exercisable and unexercisable, as of the end of the fiscal year. "In-the-money" options are those options where the fair market value of the Company's common stock as of the close of the fiscal year was in excess of the exercise price established on the grant date. This value is only realized by the executive when the option is exercised and will fluctuate with changes in the price for the Company's common stock after the close of the fiscal year.


               No. of Unexercised       Value of "In-the-Money"
                    Options at           Unexercised Options at
                December 31, 1995         December 31, 1995
Name         (Exercisable/Unexercisable) (Exercisable/Unexercisable)*

James W. Fulmer        23,504/10,072        $346,684/$148,562
Brenda L. Copeland     17,627/ 7,555        $259,998/$111,436


* Assumes that the "Bid" price of $29.75 at December 31,
1995 represents a reasonable valuation of the Company's common stock.

  No assurances can be given relating to the dilative effect that the Option Plan or options granted thereunder may have on the outstanding common stock.

Item 12 -    Security Ownership of Certain Beneficial Owners
and Management

    Based upon information made available to the Company, the following table sets forth certain information as of December 31,1995, with respect to the beneficial ownership of common stock by the only persons or entities known to the Company to be the beneficial owner of more than 5% of the Company's outstanding common stock, each director of the Company, and as to all executive officers and directors as a group:

                            Amount and
                            Nature of      Percent of
                            Beneficial     Common Stock
Name and Address            Ownership(1)   Outstanding (2)


Charles L. Van Arsdale       75,246 (3)         7.82%
5136 Park Road West
Castile, NY  14427

James H. Van Arsdale, III    44,140 (4)         5.09%
71 Park Road East
Castile, NY 14427

James W. Fulmer              27,506 (5)         2.83%
38 Wolcott Street
LeRoy, New York  14482

Stanley J. Harmon             9,594             1.00%
Luther Road
Silver Springs, New York 14550

Brenda L. Copeland           25,520 (6)         2.65%
130 South Main Street
Gainesville, New York  14066

Gunther K. Buerman            4,200 (7)          .44%
1186 Lake Road
Webster, New York  14580

Steven C. Lockwood            1,403 (8)          .15%
34 North Lyon Street
Batavia, New York 14020

Letchworth Independent Bancshares
Corporation Employee Stock
     Ownership Plan          92,344 (9)         9.59%
50 North Main Street
Castile, New York  14427

Executive officers and
directors, as a group
(7 persons)                 192,460 (10)       19.99%
___________________________________

(1) Except for the shares of common stock beneficially owned by the Letchworth Independent Bancshares Corporation
Employee Stock Ownership Plan (the "ESOP"), all such shares are owned with sole investment and voting power.

(2) These percentages have been calculated based upon 962,700 shares of the Company's common stock outstanding, which amount includes the shares of common stock that Mr. Fulmer and Ms. Copeland have the right to acquire pursuant to the exercise of certain options granted under the Option Plan that are exercisable within sixty (60) days of the date of this Annual Report on Form 10-KSB, as well as the shares of common stock that Ms. Copeland, Mr. Buerman, Mr. Lockwood, and the ESOP have the right to acquire by the exercise of certain warrants.

(3) Includes 3,528 shares of common stock owned by Mr. Van
Arsdale's wife.

(4) Includes 4,851 shares of common stock owned by Mr. Van
Arsdale's wife.

(5) Includes 23,503 shares of common stock that Mr. Fulmer has the right to acquire by the exercise of certain stock options granted under the Option Plan that are exercisable within sixty (60) days of the date of this Annual Report on Form 10-KSB, as well as 2,608 shares of common stock allocated to Mr. Fulmer under the ESOP.

(6) Includes 17,627 shares of common stock that Ms. Copeland has the right to acquire by the exercise of certain stock options granted under the Option Plan that are exercisable within sixty (60) days of the date of this Annual Report on Form 10-KSB, as well as 546 shares of common stock that Ms. Copeland has or would have voting control as custodian under the New York Uniform Gift to Minors Act, 3,041 shares of common stock allocated to Ms. Copeland under the ESOP, and 400 shares of common stock that Ms. Copeland has the right to acquire by the exercise of certain warrants.

(7) Includes 600 shares of common stock that Mr. Buerman has the right to acquire by the exercise of certain warrants.

(8) Includes 1,296 shares of common stock allocated to Mr.
Lockwood under the ESOP, as well as 50 shares of common stock that Mr. Lockwood has the right to acquire by the exercise of certain warrants.

(9) Includes the shares of common stock allocated to Mr.
Fulmer, Ms. Copeland and Mr. Lockwood in accordance with footnotes (3), (4), and (6) above, as well as 15,050 shares of common stock that the ESOP has the right to acquire by the exercise of certain warrants. The participants in the ESOP have the sole power to vote shares and dispositive powers for shares which have been allocated to participant accounts. Only 15,050 shares of common stock in the ESOP have not been allocated to participant accounts. See
"Item 11 - Executive Compensation -- Benefits --- Employee
Stock Ownership Plan."

(10) Includes all of the shares of common stock referenced in footnotes (3),(4), (5), (6), (7) and (8) above.

Item 13 -    Certain Relationships and Related Transactions

    Certain of the directors and officers of the Company and the Bank, members of their families and companies or firms with which they are associated, were customers of and had banking transactions with the Bank in the ordinary course of business during 1995. All loans and commitments to loan included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and, in the opinion of management, did not involve more than a normal risk of collectibility or present other unfavorable features. None of such loans outstanding to directors or officers of the Company, members of their families or companies or firms with which directors or officers of the Company are associated were non-performing as of December 31, 1995. Total loans outstanding to all directors and executive officers of the Company and the Bank amounted to $5,316,500 at December 31, 1995.

    In addition, other than those sales made pursuant to the Company's initial public offering or the offering in November, 1993, there have been no sales of common stock to the officers, directors, promoters or other affiliated persons of the Company during the past five (5) years. All such transactions were specifically approved in writing by the Board of Directors and were made on terms no less favorable to the Company than similar transactions made to other persons unaffiliated with the Company.


                             PART IV

Item 14 - Exhibits, Financial Statements, Schedules and
Reports on Form 8-K

(a)(1) Financial Statements and Report of Independent
Accountants:

          The following financial statements and
accountant's report are incorporated from the 1995 Annual
Report to Shareholders into this report on the following pages:

                                               Page of 1995
                                                  10KSB

     Report of Independent Accountants.........     36

     Consolidated Statement of Condition
     as of December 31, 1995 and 1994..........     37

     Consolidated Statement of Income for
     the Years Ended December 31, 1995, 1994
     and 1993..................................     38

     Consolidated Statement of Changes in
     Shareholders' Equity for the Years Ended
     December 31, 1995, 1994, and 1993........      39
     Consolidated Statement of Cash Flows
     for the Years Ended December 31, 1995 and
     1994 and 1993.............................     40

     Notes to Consolidated Financial
     Statements................................     42-58

(2)  Financial Statement Schedules:

          All financial statement schedules have been omitted as they are not applicable, not required, or the information is included in the Consolidated Financial
Statements or notes thereto.

(3)  Exhibits:

     3(a)           Certificate of Incorporation of
                    Registrant filed by the New York
                    Department of State on July 17, 1981,
                    incorporated by reference to
                    the Registrant's Registration Statement
                    on Form S-18 (Reg. No. 33-31149-NY),
                    filed with the Commission on September
                    2, 1989, and wherein such Exhibit is
                    designated Exhibit 3(a).

     3(b) Certificate of Amendment to Certificate of Incorporation of Registrant filed by the New York Department of State on July 26, 1989, incorporated by reference to the Registrant's Registration Statement on Form S-18 (Reg. No.33-31149-NY),
                    filed with the Commission on September
                    2, 1989, and wherein such Exhibit is
                    designated Exhibit 3(b).

     3(c) Certificate of Amendment to Certificate of Incorporation of Registrant filed by the New York Department of State on May 2, 1990, incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990 and filed with the Commission on August 9, 1990, and wherein such
                    Exhibit is designated Exhibit (4)-b.

     3(d)           Bylaws of Registrant, as amended by the
                    stockholders of the Registrant at a
                    special meeting of stockholders on July
                    11, 1989,incorporated by reference to
                    the Registrant's Registration Statement
                    on Form S-18 (Reg. No. 33-31149-NY),
                    filed with the Commission on September
                    2, 1989, and wherein such Exhibit is
                    designated Exhibit 3(c).

     4(a) Form of Common Stock Certificate of Registrant, incorporated by reference to the Registrant's Amendment No. 1 to Form S-18 Registration Statement (Reg. No. 33-31149-NY), filed with the Commission on October 31, 1989, and wherein such
                    Exhibit is designate Exhibit 4.

     4(b) Letchworth Independent Bancshares Corporation Stock Option Plan of 1990 and form of Stock Option Agreement, incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990 and filed with the Commission on August 9, 1990, and wherein such Exhibit is designated Exhibit 19.

     4(c) Form of Warrant of Registrant, and Warrant Agreement, dated as of September 27, 1993, by and between Registrant and Mellon Securities Trust Company, incorporated by reference the
                    Registrant's Annual Report on From 10-KSB for the year ended December 31, 1994, filed with the Commission on March 31, 1995, and wherein such
                    Exhibit is designated Exhibit 4(c).

     10(a) Employment Agreement, dated September 12, 1989, by and between Registrant and James W. Fulmer, incorporated by reference to the Registrant's Amendment No. 1 to Form S-18 Registration Statement (Reg. No. 33-31149-NY), filed with the Commission on October 31, 1989, and wherein such Exhibit is designated
                    Exhibit 10(a).

     10(b)          Employment Agreement, dated as of
                    January 1,1991, by and between
                    Registrant and Brenda L.Copeland,
                    incorporated by reference to the
                    Registrant's Annual Report on Form 10-K
                    for the year ended December 31, 1991,
                    filed with the Commission on March 30,
                    1992, and wherein such Exhibit is
                    designated Exhibit 10(b).

     10(c) Employee Stock Ownership Plan of Registrant, incorporated by reference to the Registrant's Registration Statement on Form S-18 (Reg. No. 33-31149-NY),
                    filed with the Commission on September
                    2, 1989, and wherein such Exhibit is
                    designated Exhibit 10(c).

     10(d) Defined Benefit Pension Plan of Registrant, incorporated by reference to the Registrant's Registration Statement on Form S-18 (Reg. No.33-31149-NY),
                    filed with the Commission on September
                    2, 1989, and wherein such Exhibit is
                    designated Exhibit 10(d).

     10(e)          Form of Executive Supplemental Income
                    Agreement, as amended, incorporated by
                    reference to the Registrant's Annual
                    Report on Form 10-K for the year ended
                    December 31, 1991 and filed with the
                    Commission on March 30, 1992, and
                    wherein such Exhibit is designated
                    Exhibit 19.

     10(f)          Form of Director Deferred Compensation
                    Agreement, incorporated by reference to
                    the Registrant's Registration Statement
                    on Form S-18 (Reg. No. 33-31149-NY),
                    filed with the Commission on September
                    2, 1989, and wherein such Exhibit is
                    designated Exhibit 10(f).

     10(g) Loan and Pledge Agreement, dated June 16, 1986, by and between Employee Stock Ownership Trust of Registrant and Salamanca Trust Company, incorporated by reference to the Registrant's
                    Registration Statement on Form S-18
                    (Reg. No. 33-31149-NY), filed with the
                    Commission on September 2, 1989, and
                    wherein such Exhibit is designated
                    Exhibit 10(g).

     10(h) Loan and Pledge Agreement, dated June 16, 1986, by and between Employee Stock Ownership Trust of Registrant and Community National Bank, incorporated by reference to the Registrant's
                    Registration Statement on Form S-18
                    (Reg. No. 33-31149-NY), filed with the
                    Commission on September 2, 1989, and
                    wherein such Exhibit is designated
                    Exhibit 10(h).

     10(i) Lease Agreement, dated March 1, 1982, by and between Registrant and Herald Ford, Inc., incorporated by reference to the Registrant's Registration Statement on Form S-18 (Reg. No. 33-31149-NY), filed with the Commission on September 2, 1989, and wherein such Exhibit is designated Exhibit 10(i).

     10(j)          Lease Agreement, dated April 12, 1982,
                    and an Addendum thereto, dated January
                    25, 1973, by and between Registrant and
                    15 South Center Street, Inc.,
                    incorporated by reference to the
                    Registrant's Registration Statement on
                    Form S-18 (Reg. No. 33-31149-NY), filed
                    with the Commission on September 2,
                    1989, and wherein such Exhibit is
                    designated Exhibit 10(j).

     10(k) Lease Agreement, dated August 1, 1974, by and between The Citizen Bank, Attica and Fred Glickstein, which Lease Agreement was assumed by Registrant on December 7, 1984,incorporated by reference to the Registrant's
                    Registration Statement on Form S-18
                    (Reg. No. 33-31149-NY), filed with the
                    Commission on September 2, 1989, and
                    wherein such Exhibit is designated
                    Exhibit 10(k).

     10(l) Salary Savings Plan (401(k) Plan) of Registrant, incorporated by reference to the Registrant's Amendment No. 1 to Form S-18 Registration Statement (Reg. No. 33-31149-NY), filed with the Commission on October 31, 1989, and wherein such
                    Exhibit is designated Exhibit 10(l).

     10(m) Loan Agreement, dated November 6, 1990, by and between Registrant and Alden State Bank, incorporated by reference to the Registrant's Annual Report on Form 10-K for the year-ended December 31, 1990 and filed with the Commission on April 1, 1991, and wherein such
                    Exhibit is designated Exhibit 10(m).

     10(n)          Sales Contract, dated September 10,
                    1991, by and between John Piraino, Jr.
                    ("Piraino") and the Bank, incorporated
                    by reference to the Registrant's Annual
                    Report on Form 10-K for the year ended
                    December 31, 1992 and filed with the
                    Commission on March 30, 1992, and
                    wherein such Exhibit is designated
                    Exhibit 10(n).

     10(o) Indenture of Lease, dated September 10, 1991,by and between Piraino and the Bank, incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and filed with the Commission on March 30, 1992, and wherein such Exhibit is designated Exhibit 10(o).

     10(p) Purchase and Assumption Agreement, dated as of January 10, 1991, by and between the Registrant, The Bank of Castile, and Anchor Savings Bank FSB, incorporated by reference to the Registrant's Report on Form 8 amending the Registrant's Current Report on Form 8-K dated January 31, 1992, and which Form 8 was filed with the Commission on April 3, 1992, and wherein such Exhibit is designated
                    Exhibit 10(a).

     10(q)          Sales Contract, dated as of January 10,
                    1991,by and between The Bank of Castile
                    and Anchor Savings Bank FSB,
                    incorporated by referenced to the
                    Registrant's Report on Form 8 amending
                    the Registrant's Current Report on Form
                    8-K dated January 31, 1992, and which
                    Form 8 was filed with the Commission on
                    April 3, 1992, and wherein such Exhibit
                    is designated Exhibit 10(b).

     10(r) Purchase and Assumption Agreement, dated as of May 11, 1994, by and between The Bank of Castile and The Chase Manhattan Bank (National Association), incorporated by reference to the Registrant's Report on Form 8-K, dated December 12, 1994, and which Form 8-K was filed with the Commission on December 19, 1994, and wherein such
                    Exhibit is designated Exhibit 2.1.

     10(s) Sales Contract, dated as of May 11, 1994, by and between The Bank of Castile and The Chase Manhattan Bank (National Association), incorporated by reference to the Registrant's Report on Form 8-K, dated December 12, 1994, and which Form 8-K was filed with the Commission on December 19, 1994, and wherein such
                    Exhibit is designated Exhibit 2.2.

     11             Computation of Earnings Per Share for
                    the year ended December 31, 1995.

     13             Annual Report to Shareholders of
                    Registrant for the year ended December
                    31, 1995, incorporated by reference.

     21             Subsidiaries of Registrant.

     23             Consent of Price Waterhouse LLP for the
                    Annual  Report on Form 10-KSB for the
                    fiscal year ended December 31, 1995.

     24             Power of Attorney, included with the
                    Signature  Page of this Annual Report on
                    Form 10-KSB.

(b)  Reports on Form 8-K.  The Company did not file any
Current Reports on Form 8-K during the fiscal year ended
December 31, 1995.

                            SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:     March 28, 1996      LETCHWORTH INDEPENDENT
                              BANCSHARES CORPORATION


                              By: /s/ James W. Fulmer
                                 James W. Fulmer, President
                                 and Chief Executive Officer



                        POWER OF ATTORNEY

          KNOW ALL MEN BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints JAMES W. FULMER his true and lawful attorney-in-fact and agent with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue thereof.

          In accordance with the Securities Exchange Act of 1934, this Annual Report on Form 10-KSB has been signed below on March 28, 1996 by the following persons on behalf of the Registrant and in the capacities indicated.



      Signatures                         Title


 /s/ James W. Fulmer             President, Chief Executive
James W. Fulmer                        Officer and Director

 /s/ Charles L. Van Arsdale      Director
Charles L. Van Arsdale

/s/ James H. Van Arsdale, III    Chairman of the Board
James H. Van Arsdale, III          of Directors

 /s/ Stanley J. Harmon           Secretary and Director
Stanley J. Harmon

 /s/ Steven C. Lockwood          Treasurer and Chief
Steven C. Lockwood                 Financial Officer

 /s/ Gunther K. Buerman          Director
Gunther K. Buerman

EXHIBIT 11



          LETCHWORTH INDEPENDENT BANCSHARES CORPORATION

                         AND SUBSIDIARIES

                COMPUTATION OF EARNINGS PER SHARE

                        DECEMBER 31, 1995

Net Income                                    $2,657,451
Add: Adjustment due to assumed interest
savings on debt reduction                         17,282
Adjusted Net Income                           $2,674,733

Weighted average shares outstanding              897,533
Add: Common stock equivalent shares due
to assumed exercise of options and warrants       61,428
Less: ESOP shares accounted for in
accordance with SOP 93-6 not committed
to be released                                   (16,574)
Adjusted common and common equivalent shares     942,387

Net Income per common and common equivalent share $ 2.84




Notes

There was a dilative effect on earnings per share relating to stock options as the year end market price of the common stock exceeded the exercise price of the stock options.
However, fully diluted earnings per share is immaterially different than primary earnings per share.

EXHIBIT 21


The following is a list of all subsidiaries of Letchworth
Independent Bancshares Corporation (the "Company") as of
December 31, 1995:

     1.   The Bank of Castile (the "Bank").  Prior to March
10, 1995, the Bank had a wholly-owned subsidiary called
Southern Wyoming County Realty Corp.  Effective March 10,
1995, Southern Wyoming County Realty Corp. was dissolved.

EXHIBIT 23


                CONSENT OF INDEPENDENT ACCOUNTANTS



We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 of Letchworth Independent Bancshares Corporation, which was filed with the Securities and Exchange Commission on February 28, 1996, of our report dated January 19, 1996, appearing on page 36 of Form 10-KSB.


PRICE WATERHOUSE LLP

Rochester, New York
March 26, 1996