Form 10QSB
period 1996-03-31
LETCHWORTH INDEPENDENT BANCSHARES CORP
filed 1996-05-14
CIK 723323

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                         FORM 10-QSB

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1996

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

Commission File Number: 0-18533

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


                       (716) 493-2576
     Registrant's telephone number, including area code)

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

     Class                Outstanding as of April 30, 1996
Common Stock, $1.00 per share         913,770 shares

Transitional Small Business Disclosure Format (Check One):
     Yes__ No X








LETCHWORTH INDEPENDENT BANCSHARES CORPORATION

INDEX
                                                            Page

PART I    Financial Information

Item 1.   Financial Statements

          Consolidated Statement of Condition
            March 31, 1996(Unaudited) and
            December 31, 1995(Unaudited)                         3

          Consolidated Statement of Income (Unaudited)
            Three Months Ended March 31, 1996
            and 1995, respectively                               4


          Consolidated Statement of Cash Flows (Unaudited)
            Three Months Ended March 31,1996 and 1995,
            respectively                                         5

          Notes to Consolidated Financial Information            7

Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                      10

PART II   Other Information

Item 5    Other Information                                      13

Item 6    Exhibits and Reports on Form 8-K                       15



Signatures                                                       16

        LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
             CONSOLIDATED STATEMENT OF CONDITION
                         (UNAUDITED)
                                               March 31,    December 31,
                                                 1996           1995
                  Assets

Cash and due from banks                        $11,352,320      $7,752,080
Fed funds sold                                   8,000,000       2,050,000
Investment securities:
  Available for sale,                           38,197,207      38,200,900
  Held to maturity                              43,382,522      44,406,441

Loans                                          130,521,493     133,479,088
  Less-Allowance for possible loan losses      (1,720,071)     (1,716,300)
      Net Loans                                128,801,422     131,762,788

Accrued interest receivable                      2,143,833       1,949,266
Premises and equipment, net                      5,000,387       4,998,697
Other assets                                     2,472,097       2,373,972

      Total Assets                            $239,349,788    $233,494,144

Liabilities and Shareholders' Equity

Deposits:
   Noninterest-bearing                         $21,982,877     $26,704,826
   Interest bearing                            187,070,408     177,370,635
       Total deposits                          209,053,285     204,075,461
Securities sold under agreements to
repurchase                                       2,099,604       1,767,984
Accrued interest payable                           802,729         747,351
Accrued taxes and other liabilities                639,080         570,448
Advances from Federal Home Loan Bank             3,336,713       3,507,020
       Total Liabilities                       215,931,411     210,668,264

Shareholders' equity:
  Common stock, par value $1.00 per share
  1,500,000 shares authorized, 905,770
  shares issued                                   $905,770        $899,970
  Capital surplus                               10,303,624      10,206,024
  Retained earnings                             12,283,026      11,778,164
  Unrealized gain on securities                    179,052         307,400
  Unearned employee stock ownership plan
 shares                                          (253,095)       (365,678)
       Total shareholders' equity               23,418,377      22,825,880

Total Liabilities and Shareholders' Equity    $239,349,788    $233,494,144




        LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
              CONSOLIDATED STATEMENT OF INCOME
                         (UNAUDITED)

                                          Three
                                   Months Ended

                                      March 31,
                                       1996         1995
Interest income:
 Interest and fees on loans          $3,225,962  $3,031,422
 Interest on investment securities
  Taxable                               938,264     820,368
  Tax-Exempt                            281,768     260,574
 Interest on federal funds sold          68,342      87,373
Total interest income                 4,514,336   4,199,737

Interest on deposits                  1,984,783   1,705,267

Net interest income                   2,529,553   2,494,470
Provision for possible loan losses       19,990      80,063
   Net interest income after
    provision for possible loan
    losses                            2,509,563   2,414,407

Other operating income:
 Service charges on deposit
  accounts                              214,362     210,881
 Other charges and fees                  24,837      20,607
 Other operating income                  24,876      26,130
  (Losses) Gains on sales of loans
                               and
  securities available for sale         (9,549)       2,965

Total other operating income            254,526     260,583

Other operating expenses:
 Salaries and employee benefits         924,607     862,923
 Occupancy expense                      138,609     110,006
 Printing and supplies                   79,135      91,315
 Equipment expense                      164,853     147,487
 FDIC assessment                         15,324     101,009
 Other non-detailed expenses            472,865     426,342
  Total other operating expense       1,795,393   1,739,082

Income before income taxes              968,696     935,908
Provision for income taxes              319,500     306,000

Net income                             $649,196    $629,908
Net income per common and common
 equivalent share                         $0.66       $0.70



        LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
            CONSOLIDATED STATEMENT OF CASH FLOWS
                         (UNAUDITED)

                                                 Three Months Ended
                                                        March 31,
                                                    1996          1995
Cash flows from operating activities:
  Interest received                                $4,318,105    $4,049,665
  Service charges, fees and other inc. received       254,526       257,618
  Interest paid                                   (2,040,161)   (1,814,644)
  Cash paid to suppliers and employees            (1,359,038)     (773,191)
  Income taxes paid                                 (177,000)      (90,000)

  Net cash provided by operating activities           996,432     1,629,448

Cash flows from investing activities:
  Proceeds from maturities of invest.               2,383,048     4,841,252
securities
  Purchases of investment securities-HTM            (329,000)   (5,811,525)
  Purchases of investment securities-AFS          (1,153,120)             0
  Net increase (decrease) in loans                  2,688,281   (2,365,315)
  Proceeds from sale of loans                               0       320,784
  Expenditures for capital assets                   (133,604)      (84,181)

  Net cash used in investing activities             3,455,605   (3,098,985)

Cash flows from financing activities:
    Net (decrease) increase in demand deposits,
 NOW accounts and money market accounts            (1,980,808)    1,517,437
  Net increase in time deposits                     6,958,632     7,717,653
  Proceeds from current FHLB borrowings                     0       400,000
  Repayment FHLB borrowings                         (170,307)      (47,948)
  Exercise of Warrants                                103,400             0
  Increase in repos                                   331,620         2,675
  Dividends paid                                    (144,334)      (98,637)

  Net cash provided by financing activities         5,098,203     9,491,180

Net increase in cash and cash equivalents           9,550,240     8,021,643
Cash and cash equivalents, beginning of year        9,802,080    11,864,350
Cash and cash equivalents, end of quarter         $19,352,320   $19,885,993





Reconciliation of net income to
 net cash provided by operating activities:
   Net income                                        $649,196      $629,908
   Adjustments to reconcile net income to
    net cash provided by operating activities-
     Depreciation                                     175,823       154,123
     Provision for possible loan losses                19,990        80,063
     Loss on sale of investments                            0             0
     (Gain) on sale of loans                                0       (2,965)
     (Increase) in interest receivable              (194,567)     (208,660)
     Amortization of bond premium                      17,844        67,343
     Accretion of bond discount                      (19,508)       (8,755)
     (Increase) decrease in other assets            (355,428)       361,217
     Increase in interest payable                      55,378       109,377
     Decrease in accrued taxes
      and other liabilities                           647,704       447,797
Net cash provided by operating activities            $996,432    $1,629,448

        LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL INFORMATION

                       March 31, 1996

Note 1 Basis of Presentation

The unaudited interim financial information includes the accounts of Letchworth Independent Bancshares Corporation and its subsidiary, The Bank of Castile. The financial information has been prepared in accordance with the Summary of Significant Accounting Policies as outlined in the Company's Form 10-KSB for the year ended December 31, 1995 and, in the opinion of management contains all adjustments necessary to present fairly the Company's financial position as of March 31, 1996 and December 31, 1995, the results of its operations for the three month periods ended March 31, 1996 and 1995, respectively, and its cash flows for the three month periods ended March 31, 1996 and 1995, respectively.

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

Note 2 Loans

Loans consist of the following:
                                     March-31     December-31
                                       1996          1995
                                    (unaudited)   (unaudited)

    Agricultural loans               $22,778,040  $25,168,552
    Commercial and industrial loan    23,853,870   23,317,057
    Real estate loans:
       Secured by 1 to 4 family
         residential properties       42,151,542   41,120,730
       Other                          32,514,759   33,917,880
                                     $74,666,301  $75,038,610

    Consumer loans                     9,223,282    9,954,869
                                    $130,521,493 $133,479,088


An analysis of changes in the
allowance for possible loan losses
is as follows:
                                     March 31,     March 31,
                                       1996          1995
                                    (unaudited)   (unaudited)

Balance, beginning of year            $1,716,319   $1,526,877
Chargeoffs:
   Agricultural loans                          0          446
   Commercial and industrial loans           912       17,416
   Real estate mortgages                       0            0
   Consumer loans                         22,798       62,549
                                          23,710       80,411

Recoveries:
   Agricultural loans                          0            0
   Commercial and industrial loans         1,377        3,299
   Real estate mortgages                       0            0
   Consumer loans                          6,095       21,186
                                           7,472       24,485
Net charge-offs                           16,238       55,926
Additions charges to operations           19,990       80,063


Balance, end of period                $1,720,071   $1,551,014





LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL INFORMATION, CONTINUED


Note 3 Investment Securities

The book and approximate market
value of investment securities
at March 31, 1996:

                               March 31, 1996               December 31, 1995
                              Amortized     Market      Amortized     Market
                                Cost        Value         Cost        Value
                              (unaudited) (unaudited)  (unaudited) (unaudited)
Available for Sale

U.S. Treasury securities and
 obligations of U.S.Government
 corporations and agencies     $30,899,240 $31,207,362  $31,907,710 $32,380,800
State and political subdivision
 obligations                    $1,053,654  $1,067,895   $1,054,794 $1,070,000
Mortgage-Backed Securities      $5,080,502  $5,107,050   $7,086,984 $4,113,800
Federal Home Loan Bank stock      $814,900    $814,900     $636,300   $636,300
                               $37,848,296 $38,197,207  $40,685,788 $38,200,900


Held to Maturity

U.S. Treasury securities and
 obligations of U.S.Government
 corporations and agencies     $15,891,348 $16,214,826  $15,992,787 $16,483,900
State and political subdivision
 obligations                    $21,095,220 $21,645,283  $21,674,732 $22,396,100
Mortgage-Backed Securities      $6,395,954  $6,361,013   $6,738,922 $6,742,500
                                $43,382,522 $44,221,122  $44,406,441 $45,622,500



Note 4 Earnings Per Share


Earnings per share are based on the weighted average number of common, and when applicable, common equivalent shares outstanding during the period.

LETCHWORTH INDEPENDENT BANCSHARES CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 31, 1996




Financial Condition

Total assets of Letchworth Independent Bancshares
Corporation (the "Company") were $239.3 million as of March
31, 1996, an increase of $5.9 million, or 2.51%, over total assets at December 31, 1995. Deposits, the Company's primary source of funds, increased $5.0 million or 2.44% to $209.0 million at March 31, 1996.

Total loans outstanding as of March 31, 1996 decreased by $3.0 million, or 2.22%, over total loans at December 31, 1995. The total loan outstanding figure of $130.5 million is net of loans sold. As of March 31, 1996, residential real estate loans increased by $1.0 million or 2.50%; agricultural loans decreased $2.4 million or 9.50%; commercial and industrial loans increased $ .5 million or 2.30%; consumer loans decreased $.7 million or 7.35%; and other real estate loans decreased $1.4 million or 4.14%.
The decrease in agricultural loans was caused by a large number of those customers who made sizable payments on their lines of credit. This is typical of the agricultural accounts in the first quarter of each year. Consumer loans have been decreasing slowly over the past several years, with increased competition from non-bank organizations and a focus on different loan products.

The Company's shareholders' equity increased to $23.42 million, an increase of 2.60% or $ .6 million from December
31, 1995. As of March 31, 1996, a total of 5,300 warrants have been exercised at $23 per share, or 2.7% of the original 200,000 warrants outstanding.

The Risk-based capital ratios are a very good indicator of the Company's financial soundness. As of March 31, 1996 the Company had a Tier 1 capital ratio of 16.70%, a total capital ratio of 17.95%, and a Tier 1 leverage ratio of 9.74%. Each of these ratios compares favorably with the regulatory minimum requirements of 4.00%, 8.00%, and 4.00%, respectively.

"Potential problem loans" consist of loans which are generally secured and not currently considered nonperforming, but where information about possible credit problems has caused management to have doubts as to the ability of such borrowers to comply with present repayment terms. As of March 31, 1996, the Company considers $2,044,000 to be "potentially problem loans", as described above. Historically, however, only a very small portion of those loans have resulted in actual losses for the Company. Loans, including impaired loans, are placed on non-accrual status in accordance with policies established by management. Loans are generally transferred to non-accrual status when principal or interest payments become ninety days past due. Any accrued but uncollected interest previously recorded on such loans is reversed in the current period and interest income is subsequently recognized only when actually collected. Loans are returned to accrual status when management determines that the circumstances have improved to the extent that both principal and interest are deemed collectible and there has been a sustained period of repayment performance. The Company may continue to accrue interest on loans past due ninety days or more which are well secured and in the process of collection. The following table summarized the Company's non-performing loans at the dates indicated.

                                                March 31,
                                        1996      1995       1994
Non-accruing loans                      437,628   172,773   92,095
Accruing loans past due 90 days or more 209,669    29,426  438,058
Renegotiated loans                            0         0        0

The average balance of impaired loans during the first quarter of 1996 was approximately $442,000. At March 31,
1996, the balance of impaired loans and related reserve against that balance was $430,512 and $188,781, respectively. Interest income recognized on impaired loans and interest income recognized on a cash basis was not significant.

Liquidity measures the ability of the Company to meet its maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customer credit needs. At March 31, 1996, the Company sold $8.0 million in federal funds. These funds are available on one day notice to meet upcoming obligations. The Company has not been forced to sacrifice profitability by selling investments prior to maturity nor has it transferred any securities between its available for sale and held to maturity portfolios. However, due to the low return available on federal funds the Company has attempted to minimize the level of federal funds while maintaining adequate daily liquidity. Therefore, infrequently the Company accesses lines of credit available with M & T Bank, the Federal Home Loan Bank of New York, and the Federal Reserve Bank of New York. Specifically, during the three months ended March 31, 1996, these lines were utilized for only four days in order to access additional
liquidity.   The Company also has the capability to sell
loans on the secondary market and to participate large commercial loans with other financial institutions.

Results of Operations - Three Months Ended March 31, 1996
Compared to Three Months Ended March 31, 1995

Net income of $649,196 for the three months ended March 31, 1996 represents an increase of $19,288; or 3.06%, over the $629,908 earned during the same period ended March 31, 1995. Net income per common share was $.66 for the three months ended March 31, 1996 compared to $.70 for the same period in 1995. This decrease is primarily due to the dilutive effect of outstanding options and warrants on the earnings per share calculation.

Net interest income increased to $2.5 million for the three months ended March 31, 1996, up 1.41% from the $2.4 million earned during the three months ended March 31, 1995. Lower interest rates on interest earning assets was more than offset by increased volume over the first quarter of 1995.
Interest expense on deposits also increased by $.3 million as deposit volumes more than offset the general downward trend in interest rates.

The provision for possible loan losses, the charge to earnings for potential credit losses associated with lending activities, was $19,990 for the three months ended March 31, 1996, down 75.0% from the $80,063 provision recorded during the three months ended March 31, 1995. This decrease is due to the overall decrease in total loans during the first quarter of 1996, and the fact that net charge offs were significantly lower during the three months ended March 31, 1996. Charge offs were only $16,000 in the first quarter of 1996, as compared to $56,000 for the same period last year. Management conducts a periodic evaluation which assigns risk weights for individual loans and different classes of loan groups in determining the adequacy of the reserve. Regulatory examination, historical gross loan losses, an assessment of prevailing and anticipated economic conditions and other relevant factors are used in this analysis. Management of the Company believes this analysis indicates that the level of the loan loss reserve is adequate to absorb any potential losses within the loan portfolio. The allowance for possible loan losses of the Company at March 31, 1996 was $1,720,071 or 1.318% of total loans and is up
 .22% or $3,771 from the allowance at December 31, 1995.



Other operating expense for the three month period ended March 31, 1996 was $1,795,393, an increase of 3.24% over the $1,739,082 recorded for the same period in the prior year. Increases in this category occurred in the following areas: salaries and employee benefits expense of $61,684 or 7.151%; occupancy expense of $28,603 or 26.00%; equipment expense of $17,366 or 11.77%; and other non-detailed expenses of $46,523 or 10.91%. All salary increases throughout the organization took effect on January 1st of this year. This represents a change in practice from previous years, when they took place throughout the year. The increase in occupancy expense results mainly from the major addition to the operations center building. Printing and supplies expense decreased by $12,180 in the first quarter of 1996, compared to the first quarter of 1995, while the FDIC assessment dropped by $85,685 during the same period. The decrease in the assessment results from the lowering of the deposit insurance premium during the fourth quarter of last year. The Company continues to pay deposit insurance premiums on its SAIF insured deposits, at a rate of $.23 per $100.









ITEM 5.  Other Information


New Accounting Pronouncements
None


Other Events of Significance
Letchworth Independent Bancshares Corporation plans to implement a major core software system upgrade during the second quarter of 1996. This enhancement is expected to generate increased operating efficiency. Also, the Company plans to purchase and install an imaging system during the third quarter of 1996. This equipment is expected to greatly increase the Company's item processing efficiency and cost effectiveness, as well as provide exciting improvements in customer service and product delivery.






ITEM 6.  Exhibits and Reports on From 8-K



(a)  Index to Exhibits

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

4(c)   Form of Warrant of Registrant, and Warrant Agreement, dated as of September 27, 1993, by and between Registrant and Mellon Securities Trust Company, incorporated by reference to the registrants annual report on Form 10KSB for the year ended 12/31/94, filed with the Commission on March 31, 1995, and therein such Exhibit is designated
Exhibit 4(c).

11     Computation of Earnings Per Share for the quarter ended March
31, 1996 is presented on Exhibit 11 of this Report, Form 10-QSB.

(b). The Registrant did not file any current reports on Form 8-K during the quarter ended March 31, 1996.

        LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
              COMPUTATION OF EARNINGS PER SHARE

                       MARCH 31, 1996

Exhibit 11:


Net income                                   $649,196

Add: Adjustment due to assumed interest
savings on debt reduction                       1,698
Adjusted Net Income                          $650,894

Weighted average number of shares
outstanding                                   905,170
Add: Common stock equivalent shares due
to assumed exercise of options and warrants    94,924
Less: ESOP shares accounted for in accordance
with SOP 93-6 not committed to be released    (14,890)
Adjusted common and common equivalent shares  985,204

Net Income per common and common equivalent
 share                                          $ .66

                         SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        LETCHWORTH INDEPENDENT BANCSHARES CORPORATION


Date_05/14/96_____            /s/  James W. Fulmer
                                   James W. Fulmer
                                   President & Chief Executive Officer


Date_05/14/96_____            /s/  Steven C. Lockwood
                                   Steven C. Lockwood
                                   Treasurer & Chief Financial Officer