Form 10QSB
period 1996-06-30
LETCHWORTH INDEPENDENT BANCSHARES CORP
filed 1996-08-09
CIK 723323

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                         FORM 10-QSB

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1996

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

          Class                Outstanding as of July 31, 1996
     Common Stock, $1.00 per share         913,770 shares

Transitional Small Business Disclosure Format (Check One):
     Yes__ No X








LETCHWORTH INDEPENDENT BANCSHARES CORPORATION

INDEX
                                                            Page

PART I    Financial Information

Item 1.   Financial Statements

          Consolidated Statement of Condition
            June 30, 1996(Unaudited) and
            December 31, 1995(Unaudited)                         3

          Consolidated Statement of Income (Unaudited)
            Three Months  and Six Months Ended June 30, 1996
            and 1995, respectively                               4


          Consolidated Statement of Cash Flows (Unaudited)
            Six Months Ended June 30,1996 and 1995,
            respectively                                         5

          Notes to Consolidated Financial Information            7

Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                      9

PART II   Other Information                                      14

Item 6    Exhibits and Reports on Form 8-K                       15

          Exhibit 11                                             16

Signatures                                                       17

        LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
             CONSOLIDATED STATEMENT OF CONDITION
                         (UNAUDITED)

                                                  June 30,      December 31,
                                                    1996            1995
                   Assets

Cash and due from banks                            $9,901,233       $7,752,080
Fed funds sold                                        300,000        2,050,000
Investment securities:
  Available for sale,                              39,461,591       38,200,900
  Held to maturity                                 39,936,195       44,406,441

Loans                                             134,855,170      133,479,088
  Less-Allowance for possible loan losses         (1,750,107)      (1,716,300)
      Net Loans                                  $133,105,063     $131,762,788

Accrued interest receivable                         2,037,045        1,949,266
Premises and equipment, net                         5,129,464        4,998,697
Other assets                                        2,613,817        2,373,972

      Total Assets                               $232,484,408     $233,494,144

Liabilities and Shareholders' Equity

Deposits:
   Noninterest-bearing                            $24,509,299      $26,443,148
   Interest bearing                               176,953,169      177,370,635
       Total deposits                            $201,462,468     $203,813,783
Securities sold under agreements to purchase        2,191,635        1,767,984
Accrued interest payable                              755,505          747,351
Accrued taxes and other liabilities                   716,215          832,126
Advances from Federal Home Loan Bank                3,275,446        3,507,020
       Total Liabilities                         $208,401,269     $210,668,264

Shareholders' equity:
  Common stock, par value $1.00 per share
  1,500,000 shares authorized, 915,320 and 899,970
  shares issued                                      $915,320         $899,970
  Capital surplus                                  10,505,724       10,206,024
  Retained earnings                                12,878,344       11,778,164
  Unrealized gain on securities                        36,846          307,400
  Employee stock ownership plan loan payable        (253,095)        (365,678)
       Total shareholders' equity                 $24,083,139      $22,825,880

Total Liabilities and Shareholders' Equity       $232,484,408     $233,494,144

        LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
              CONSOLIDATED STATEMENT OF INCOME
                         (UNAUDITED)


                                    Three Months Ended    Six Months Ended
                                 June 30,                June 30,
                                   1996      1995         1996         1995
Interest income:
 Interest and fees on loans   $3,200,558 $3,232,602   $6,426,520   $6,264,024

 Interest on investment securities
  Taxable                       $926,029    888,704     1,864,293    1,709,072
  Tax-Exempt                    $278,792    270,056       560,560      530,630
 Interest on federal funds sold  $83,500    108,814       151,842      196,187
Total interest income         $4,488,879 $4,500,176    $9,003,215   $8,699,913


Interest on deposits          $1,827,386  1,895,712     3,812,169    3,600,979

Net interest income           $2,661,493 $2,604,464    $5,191,046   $5,098,934
Provision for possible loan      $77,259     58,444        97,249      138,507
losses
   Net interest income after
    provision for possible loan
    losses                    $2,584,234  $2,546,020    $5,093,797   $4,960,427

Other operating income:
 Service charges on deposit
  accounts                      $233,204   $222,624      $447,566     $433,505
 Other charges and fees          $18,806     25,123        43,643       45,730
 Other operating income          $32,461     18,664        47,788       44,794
 Gains on sales of loans and
  securities available for sale  $13,221      6,594        13,221        9,559

Total other operating income    $297,692   $273,005      $552,218     $533,588

Other operating expenses:
 Salaries and employee benefits $931,235   $948,365    $1,855,842   $1,811,288
 Occupancy expense              $131,440    100,580       270,049      210,586
 Printing and supplies           $51,949     69,712       131,084      161,027
 Equipment expense              $156,833    119,064       321,686      266,551
 FDIC assessment                 $28,166     99,306        43,490      200,315
 Other non-detailed expenses    $476,281    487,519       949,146      913,861
  Total other operating expens$1,775,904 $1,824,546    $3,571,297   $3,563,628


Income before income taxes     1,106,022    994,479     2,074,718    1,930,387
Provision for income taxes      $364,500    336,650       684,000      642,650

Net income                      $741,522   $657,829    $1,390,718   $1,287,737
Net income per common and
common equivalent share            $0.75      $0.72         $1.41        $1.42

        LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
            CONSOLIDATED STATEMENT OF CASH FLOWS
                         (UNAUDITED)

                                                     Six Months Ended
                                                     June 30,
                                                    1996          1995
Cash flows from operating activities:
  Interest received                                $9,011,454    $7,602,547
  Service charges, fees and other inc. received       538,997       524,029
  Interest paid                                   (3,820,323)   (3,854,728)
  Cash paid to suppliers and employees            (3,051,581)     (709,353)
  Income taxes paid                                 (652,000)     (490,000)

  Net cash provided by operating activities         2,026,547     3,072,495

Cash flows from investing activities:
  Proceeds from sale of investments-AFS            $2,027,500            $0
  Proceeds from maturities of invest.               8,109,318     6,354,852
securities
 Purchases of investment securities-HTM          (5,400,888)  (12,910,389)
  Purchases of investment securities-AFS          (1,880,173)             0
  Net (increase) in loans                         (2,201,246)   (6,722,109)
  Proceeds from sale of loans                         509,075     1,317,409
  Expenditures for capital assets                   (394,576)     (311,015)

  Net cash used in investing activities               769,010  (12,271,252)

Cash flows from financing activities:
    Net (decrease) increase in demand deposits,NOW
    accounts and money market accounts              3,536,465       958,375
  Net increase in time deposits                   (6,149,458)    11,825,492
  Proceeds from current FHLB borrowings                     0       540,511
  Repayment FHLB borrowings                         (231,574)     (211,699)
  Exercise of warrants                                254,400             0
  Exercise of stock options                            60,650             0
  Increase in repos                                   423,651       259,087
  Dividends paid                                    (290,538)     (197,276)

  Net cash provided by financing activities       (2,396,404)    13,174,490

Net increase in cash and cash equivalents             399,153     3,975,733
Cash and cash equivalents, beginning of year        9,802,080    11,864,350
Cash and cash equivalents, end of quarter         $10,201,233   $15,840,083






Reconciliation of net income to
 net cash provided by operating activities:
   Net income                                      $1,390,718    $1,287,737
   Adjustments to reconcile net income to
    net cash provided by operating activities-
     Depreciation                                     351,628       307,001
     Provision for possible loan losses                97,249       138,507
     (Gain) on sale of investments                   (12,774)             0
     (Gain) on sale of loans                            (448)       (9,559)
     (Increase) in interest receivable               (87,779)     (211,118)
     Amortization of bond premium                     141,224       147,149
     Accretion of bond discount                      (45,206)      (33,397)
     (Decrease) increase in other assets            (541,058)       594,449
     Increase in interest payable                       8,154       253,749
     Decrease in accrued taxes
      and other liabilities                           724,839       597,977
Net cash provided by operating activities          $2,026,547    $3,072,495

        LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL INFORMATION

                        June 30, 1996

Note 1 Basis of Presentation

The unaudited interim financial information includes the accounts of Letchworth Independent Bancshares Corporation and its subsidiary, The Bank of Castile. The financial information has been prepared in accordance with the Summary of Significant Accounting Policies as outlined in the Company's Form 10-KSB for the year ended December 31, 1995 and, in the opinion of management contains all adjustments necessary to present fairly the Company's financial position as of June 30, 1996 and December 31, 1995, the results of its operations for the three month and six month periods ended June 30, 1996 and 1995, respectively, and its cash flows for the six month periods ended June 30, 1996 and 1995, respectively.

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

Note 2 Loans

Loans consist of the following:
                                      June-30     December-31
                                       1996          1995
                                    (unaudited)

    Agricultural loans               $24,446,010  $25,168,552
    Commercial and industrial         25,702,007   23,317,057
loans
    Real estate loans:
       Secured by 1 to 4 family
         residential properties       43,665,662   41,120,730
       Other                          32,012,584   33,917,880
                                     $75,678,246  $75,038,610

    Consumer loans                     9,028,907    9,954,869
                                    $134,855,170 $133,479,088

An analysis of changes in the
allowance for possible loan losses
is as follows:
                                      June-30       June-30
                                       1996          1995
                                    (unaudited)   (unaudited)

Balance, beginning of year            $1,716,319   $1,526,877
 Provision, expense                       97,249      138,507
 Charge-offs                              79,471      121,134
 Recoveries                               16,010       42,133

Balance, end of period                $1,750,107   $1,586,383

LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL INFORMATION, CONTINUED


Note 3 Investment Securities

The book and approximate market
value of investment securities
at June 30, 1996:

                                    June 30, 1996          December 31, 1995
                            Amortized Cost Market Value Amortized Cost Market
                               (unaudited) (unaudited)    (unaudited) (unaudited)
Available for Sale

U.S. Treasury securities and
 obligations of U.S.Government
 corporations and agencies      $30,857,597 $30,983,328 $31,907,710 $32,380,800
State and political subdivision
 obligations                     $1,052,473  $1,061,043  $1,054,794  $1,070,000
Mortgage-Backed Securities       $6,673,459  $6,602,320  $4,086,984  $4,113,800
Federal Home Loan Bank stock       $814,900    $814,900    $636,300    $636,300
                                $39,398,429 $39,461,591 $37,685,788 $38,200,900

Held to Maturity

U.S. Treasury securities and
 obligations of U.S.Government
 corporations and agencies      $12,308,077 $12,456,284 $15,992,787 $16,483,900
State and political subdivision
 obligations                    $21,587,354 $21,929,789 $21,674,732 $22,396,100
Mortgage-Backed Securities       $6,040,764  $5,987,168  $6,738,922  $6,742,500
                                $39,936,195 $40,373,241 $44,406,441 $45,622,500



Note 4 Earnings Per Share


Earnings per share are based on the weighted average number of common, and when applicable, common equivalent shares outstanding during the period.

LETCHWORTH INDEPENDENT BANCSHARES CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 1996




Financial Condition

Total assets of Letchworth Independent Bancshares Corporation (the "Company") were $232.5 million as of June 30, 1996, a decrease of $1.0 million, or .43%, below total assets at December 31, 1995. Deposits, the Company's primary source of funds, decreased $2.6 million, or 1.28%, to $201.5 million at June 30, 1996. There are two primary reasons for the decrease in deposits. First, the delay in the passage of the New York State budget temporarily withheld some funding from our school district customers. Secondly, in an attempt to increase its net interest margin, the Company made a conscious effort to be less aggressive in bidding for municipal certificates of deposit.

Total loans outstanding as of June 30, 1996 increased by $1.4 million, or 1.03%, over total loans at December 31, 1995. The total loans outstanding figure of $134.9 million is net of loans sold. As of June 30, 1996, residential real estate loans increased by $2.5 million or 6.19%;
agricultural loans decreased $.7 million or 2.87%;
commercial and industrial loans increased $ 2.4 million or 10.23%; consumer loans decreased $.9 million or 9.30%; and other real estate loans decreased $1.9 million or 5.62%. Consumer loans have been decreasing slowly over the past several years, as a result of increased competition from non-bank organizations and the Company's focus on different loan products.

The Company's shareholders' equity increased to $24.08 million, an increase of 5.51% or $ 1.3 million from December 31, 1995. As of June 30, 1996, 13,850 warrants have been exercised at $23 per share, or 6.93% of the original 200,000 warrants outstanding.

The Risk-based capital ratios are a very good indicator of the Company's financial soundness. As of June 30, 1996, the Company had a Tier 1 capital ratio of 16.86%, a total capital ratio of 18.11%, and a Tier 1 leverage ratio of 9.96%. Each of these ratios compares favorably with the regulatory minimum requirements of 4.00%, 8.00%, and 4.00%, respectively.

"Potential problem loans" consist of loans which are generally secured and not currently considered nonperforming, but where information about possible credit problems has caused management to have doubts as to the ability of such borrowers to comply with present repayment terms. As of June 30, 1996, the Company considers $2,185,277 to be "potentially problem loans", as described above. Historically, however, only a very small portion of those loans have resulted in actual losses for the Company. Loans, including impaired loans, are placed on non-accrual status in accordance with policies established by management. Loans are generally transferred to non-accrual status when principal or interest payments become ninety days past due. Any accrued but uncollected interest previously recorded on such loans is reversed in the current period and interest income is subsequently recognized only when actually collected. Loans are returned to accrual status when management determines that the circumstances have improved to the extent that both principal and interest are deemed collectible and there has been a sustained period of repayment performance. The Company may continue to accrue interest on loans past due ninety days or more which are well secured and in the process of collection. The following table summarized the Company's non-performing loans at the dates indicated.

                                                 June 30,
                                          1996     1995    1994
Non-accruing loans                      558,624    80,570   63,185
Accruing loans past due 90 days or more 134,099    79,457  458,026
Renegotiated loans                            0         0        0

The average balance of impaired loans during the first six months of 1996 was approximately $482,248. At June 30,
1996, the balance of impaired loans and related reserve against that balance was $377,847 and $106,037, respectively. Interest income recognized on impaired loans and interest income recognized on a cash basis was not significant.

Liquidity measures the ability of the Company to meet its maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customer credit needs. At June 30, 1996, the Company sold $.3 million in federal funds. These funds are available on one day notice to meet upcoming obligations. However, due to the low return available on federal funds the Company has attempted to minimize the level of federal funds while maintaining adequate daily liquidity. Pursuing this aggressive cash policy will may cause the Company to experience a negative excess cash position at certain times. During the last two weeks in June, the Company was in a borrowing position for federal funds. In the view of management, the primary factor for this position was the delay in the passage of the New York State budget which, in turn, caused anticipated cash inflows from our school district customers to be delayed. Consequently, the Company sold two lower yielding US Treasury securities from the available for sale portfolio, adding about $2.0 million to the cash position. When there is a need to borrow occasionally, the Company accesses lines of credit available with M & T Bank, the Federal Home Loan Bank of New York, and the Federal Reserve Bank of New York. Specifically, during the six months ended June 30, 1996, these lines were utilized for twenty-two days in order to access additional
liquidity.   As additional sources of liquidity, the Company
may also sell loans on the secondary market or participate large commercial loans with other financial institutions.


Results of Operations - Three Months Ended June 30, 1996
Compared to Three Months Ended June 30, 1995


Net income of $741,522 for the three months ended June 30, 1996 represents an increase of $83,693, or 12.72%, over the $657,829 earned during the same period ended June 30, 1995.
Net income per common share was $.75 for the three months ended June 30, 1996 compared to $.72 for the same period in 1995.

Net interest income was $2.7 million for the three months ended June 30, 1996, up 2.19% from the $2.6 million earned during the three months ended June 30, 1995. Lower interest rates on interest earning assets was more than offset by increased volume over the second quarter of 1995. Interest expense on deposits decreased by $68,326.

The provision for possible loan losses, the charge to earnings for potential credit losses associated with lending activities, was $77,259 for the three months ended June 30, 1996, up 32.2% from the $58,544 provision recorded during the three months ended June 30, 1995. Net charge-offs were $47,221 in the second quarter of 1996, as compared to $23,075 for the same period last year.



Other operating expense for the three month period ended
June 30, 1996 was $1,775,904, a decrease of 2.67% from the $1,824,546 recorded for the same period in the prior year.
Increases in this category occurred in the following areas:
occupancy expense increased by $30,860 or 30.68%;and equipment expense increased by $37,769 or 31.72%. In addition, printing and supplies expense decreased by $17,763; salaries and employee benefits decreased by $17,130; and FDIC assessment decreased by $71,140.


Results of Operations - Six Months Ended June 30, 1996
Compared to Six Months Ended June 30, 1995

Net income of $1,390,718 for the six months ended June 30, 1996 represents an increase of $102,981, or 8.00%, over the $1,287,737 earned during the same period ended June 30, 1995. Net income per common share was $1.41 for the six months ended June 30, 1996 compared to $1.42 for the same period in 1995. This decrease was primarily due to the dilutive effect of outstanding options and warrants on the earnings per share calculation.

Net interest income increased to $5.2 million for the six months ended June 30, 1996, up 1.81% from the $5.1 million earned during the six months ended June 30, 1995. Lower interest rates on interest earning assets was more than offset by increased volume for the second quarter of 1996, when compared to the second quarter of 1995. Interest expense on deposits also increased by $.2 million as deposit volumes more than offset the general downward trend in interest rates.

The provision for possible loan losses, the charge to earnings for potential credit losses associated with lending activities, was $97,249 for the six months ended June 30, 1996, down 30.0% from the $138,507 provision recorded during the six months ended June 30, 1995. Net charge offs were $63,461 in the first half of 1996, as compared to $79,001 for the same period last year. Management conducts a periodic evaluation which assigns risk weights for individual loans and different classes of loan groups in determining the adequacy of the reserve. Regulatory examination, historical gross loan losses, an assessment of prevailing and anticipated economic conditions and other relevant factors are used in this analysis. Management of the Company believes this analysis indicates that the level of the loan loss reserve is adequate to absorb any potential losses within the loan portfolio. The allowance for possible loan losses of the Company at June 30, 1996 was $1,750,107 or 1.298% of total loans and is up 1.97% or $33,807 from the allowance at December 31, 1995.



Other operating expense for the six month period ended June 30, 1996 was $3,571,297, an increase of .22% over the $3,563,628 recorded for the same period in the prior year. Increases in this category occurred in the following areas: salaries and employee benefits expense increased by $44,554 or 2.46%; occupancy expense increased by $59,463 or 28.24%; equipment expense increased by $55,135 or 20.68%. All salary increases throughout the organization took effect on January 1st of this year. This represents a change in practice from previous years, when such increases took place throughout the year. The increase in occupancy expense results mainly from the major addition to the operations center building. In addition, printing and supplies expense decreased by $29,943 in the first half of 1996, compared to the first half of 1995, while the FDIC assessment dropped by $156,825 during the same period. This decrease in the FDIC premium during the later part of 1995 is attributed to the industry wide decrease in the premium rate for deposits insured under the "BIF". Virtually all of the 1996 assessment is attributed to deposits covered under the "SAIF" fund that were acquired in connection with the 1992 purchase of certain deposits from Anchor Savings Bank.


New Accounting Pronouncements



Other Events of Significance:

Letchworth Independent Bancshares Corporation has implemented a major core software system upgrade during the second quarter of 1996. This enhancement is expected to generate increased operating efficiency. Also, the Company will install an imaging system during the third quarter of 1996. This equipment is expected to greatly increase the Company's item processing efficiency and cost effectiveness, as well as provide exciting improvements in customer service and product delivery. Per the Company's 1996 Strategic Plan, various non bank opportunities including financial, trust and insurance related businesses are being considered.

                 PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

          At the Annual Meeting of Shareholders fo the Company which was held on May 9, 1996, James H. Van Arsdale, III was re-elected as a director of the Company for a term of three (3) years, and Price Waterhouse LLP was elected as independent accountants of the Company for the year ending December 31, 1996. Of the total of 905,470 shares of common stock outstanding and eligible to vote at the Annual Meeting, 758,135 shares were voted in favor of the election of Mr. Van Arsdale, and the authority to vote 2,970 shares was withheld for Mr Van Arsdale. In addition, 755,391 shares of common stock were voted in favor of the election of Price Waterhouse LLP as independent accountants of the Company, 175 shares of common stock were voted against such election, and 5,539 shares of common stock abstained from the vote.

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

11     Computation of Earnings Per Share for the quarter ended June
30, 1996 is presented on Exhibit 11 of this Report, Form 10-QSB.

(b). The Registrant did not file any current reports on Form 8-K during the quarter ended June 30, 1996.

        LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
              COMPUTATION OF EARNINGS PER SHARE

                        June 30, 1996

Exhibit 11:
                                        Six Months Ended
                                         June 30, 1996

Net income                                 $1,390,718

Add: Adjustment due to assumed interest
savings on debt reduction                       1,698
Adjusted Net Income                        $1,392,416

Weighted average number of shares
outstanding                                   901,245
Add: Common stock equivalent shares due
to assumed exercise of options and warrants    89,634
Less: ESOP shares accounted for in accordance
with SOP 93-6 not committed to be released    (14,015)
Adjusted common and common equivalent shares  985,864

Net Income per common and common equivalent
 share                                          $ 1.41



                                        Three Months Ended
                                          June 30, 1996

Net income                                   $741,522

Add: Adjustment due to assumed interest
savings on debt reduction                           0
Adjusted Net Income                          $741,522

Weighted average number of shares
outstanding                                   915,320
Add: Common stock equivalent shares due
to assumed exercise of options and warrants    84,344
Less: ESOP shares accounted for in accordance
with SOP 93-6 not committed to be released    (13,140)
Adjusted common and common equivalent shares  985,204

Net Income per common and common equivalent
 share                                          $  .75

                         SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        LETCHWORTH INDEPENDENT BANCSHARES CORPORATION


Date_08/09/96            /s/  James W. Fulmer
                                   James W. Fulmer
                                   President & Chief Executive Officer


Date_08/09/96            /s/  Steven C. Lockwood
                                   Steven C. Lockwood
                                   Treasurer & Chief Financial Officer