Form 10QSB
period 1996-09-30
LETCHWORTH INDEPENDENT BANCSHARES CORP
filed 1996-11-07
CIK 723323

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                         FORM 10-QSB

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1996

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

          Class                Outstanding as of October 31, 1996
     Common Stock, $1.00 per share         917,070 shares

Transitional Small Business Disclosure Format (Check One):
     Yes__ No X

LETCHWORTH INDEPENDENT BANCSHARES CORPORATION

INDEX
                                                            Page

PART I    Financial Information

Item 1.   Financial Statements

          Consolidated Statement of Condition
            September 30, 1996(Unaudited) and
            December 31, 1995(Unaudited)                         3

          Consolidated Statement of Income (Unaudited)
            Three Months and Nine Months Ended September 30, 1996
            and 1995, respectively                               4


          Consolidated Statement of Cash Flows (Unaudited)
            Nine Months Ended September 30,1996 and 1995,
            respectively                                         5

          Notes to Consolidated Financial Information            7

Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                      10

PART II   Other Information

Item 6    Exhibits and Reports on Form 8-K                       14

Signatures                                                       15

Exhibit 11

        LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
             CONSOLIDATED STATEMENT OF CONDITION
                         (UNAUDITED)

                                          September 30,  December 31,
                                               1996          1995
                 Assets
Cash and due from banks                     $10,719,291     $7,752,080
Fed funds sold                                  575,000      2,050,000
Investment securities:
  Available for sale,                        36,820,578     38,200,900
  Held to maturity                           38,323,867     44,406,441

Loans                                       138,679,767    133,479,088
  Less-Allowance for possible loan losses   (1,788,189)    (1,716,300)
      Net Loans                            $136,891,578   $131,762,788

Accrued interest receivable                   1,960,345      1,949,266
Premises and equipment, net                   5,144,410      4,998,697
Other assets                                  2,384,412      2,373,972

      Total Assets                         $232,819,481   $233,494,144

Liabilities and Shareholders' Equity

Deposits:
   Noninterest-bearing                      $24,709,454    $26,443,148
   Interest bearing                         176,777,511    177,370,635
       Total deposits                      $201,486,965   $203,813,783
Securities sold under agreements to           1,887,537      1,767,984
purchase
Accrued interest payable                        721,562        747,351
Accrued taxes and other liabilities             740,407        832,126
Advances from Federal Home Loan Bank          3,208,085      3,507,020
       Total Liabilities                   $208,044,556   $210,668,264

Shareholders' equity:
  Common stock, par value $1.00 per share
     1,500,000 shares authorized, 917,070
                              and 899,970
  shares issued                                $917,070       $899,970
  Capital surplus                            10,544,224     10,206,024
  Retained earnings                          13,520,223     11,778,164
  Unrealized gain on securities                  46,503        307,400
  Employee stock ownership plan loan          (253,095)      (365,678)
payable
       Total shareholders' equity           $24,774,925    $22,825,880

Total Liabilities and Shareholders'        $232,819,481   $233,494,144
Equity

        LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
              CONSOLIDATED STATEMENT OF INCOME
                         (UNAUDITED)

                               Three Months Ended      Nine Months Ended
                                September  30,            September 30,
                                   1996      1995         1996         1995
Interest income:
 Interest and fees on loans    $3,329,094  $3,261,112  $9,755,614   $9,525,136
 Interest on investment securities
  Taxable                         853,566     943,196   2,717,859    2,652,267
  Tax-Exempt                      276,152     266,655     836,712      797,286
 Interest on federal funds sold    40,458     110,251     192,300      306,438
Total interest income          $4,499,270  $4,581,214 $13,502,485  $13,281,127

Interest on deposits            1,800,212   1,975,617   5,612,381    5,576,596

Net interest income            $2,699,058  $2,605,597  $7,890,104   $7,704,531
Provision for possible loan        83,426      55,439     180,675      193,946
losses
   Net interest income after
    provision for possible loan
    losses                     $2,615,632  $2,550,158  $7,709,429   $7,510,585

Other operating income:
 Service charges on deposit
  accounts                       $230,765    $229,182    $678,331     $662,687
 Other charges and fees            26,002      19,627      69,645       65,357
 Other operating income            61,686      48,839     109,474       93,633
 Gains on sales of loans and
  securities available for sale    14,077       6,902      27,298       16,461

Total other operating income     $332,530    $304,550    $884,748     $838,138

Other operating expenses:
 Salaries and employee benefits  $970,590    $956,606  $2,826,432   $2,767,894
 Occupancy expense                111,542     104,750     381,591      315,336
 Printing and supplies             43,171      66,630     174,255      227,657
 Equipment expense                142,771     118,599     464,457      385,150
 FDIC assessment                  136,737     117,914     180,227      318,229
 Other non-detailed expenses      403,973     379,228   1,353,119    1,293,089
  Total other operating expense$1,808,784  $1,743,727  $5,380,081   $5,307,355

Income before income taxes      1,139,378   1,110,981   3,214,096    3,041,368
Provision for income taxes        351,000     347,500   1,035,000      990,150

Net income                       $788,378    $763,481  $2,179,096   $2,051,218
Net income per common and common
equivelent share                $    0.80    $   .81        $2.21        $2.24

        LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
            CONSOLIDATED STATEMENT OF CASH FLOWS
                         (UNAUDITED)

                                                  Nine Months Ended
                                                      September 30,
                                                     1996          1995
Cash flows from operating activities:
  Interest received                               $13,622,150   $12,911,357
  Service charges, fees and other inc. received       857,450       821,677
  Interest paid                                   (5,586,315)   (5,920,016)
  Cash paid to suppliers and employees            (4,560,442)   (2,881,447)
  Income taxes paid                                 (977,000)     (875,000)

  Net cash provided by operating activities         3,355,843     4,056,571

Cash flows from investing activities:
  Proceeds from sale of investments-AFS            $4,519,219            $0
  Proceeds from maturities of invest securities    11,865,280     9,248,312
  Purchases of investment securities-HTM          (5,829,206)  (19,309,902)
  Purchases of investment securities-AFS          (3,471,113)     (986,250)
  Net (increase) in loans                         (6,666,844)   (9,730,617)
  Proceeds from sale of loans                       1,118,657     2,181,059
  Expenditures for capital assets                   (550,010)     (642,321)

  Net cash provided by (used in) investing            985,983  (19,239,719)
activities

Cash flows from financing activities:
  Net increase in demand deposits, NOW
    accounts and money market accounts              4,238,721     6,062,044
  Net (decrease) increase in time deposits        (6,827,217)    15,217,582
  Proceeds from current FHLB borrowings                     0       540,511
  Repayment FHLB borrowings                         (298,935)     (262,472)
  Exercise of warrants                                294,650             0
  Exercise of stock options                            60,650             0
  Increase in repos                                   119,553       324,488
  Dividends paid                                    (437,037)     (295,927)

  Net cash (used in)provided by financing         (2,849,615)    21,586,226
activities

Net increase in cash and cash equivalents           1,492,211     6,403,078
Cash and cash equivalents, beginning of year        9,802,080    11,864,350
Cash and cash equivalents, end of quarter         $11,294,291   $18,267,428






Reconciliation of net income to
 net cash provided by operating activities:
   Net income                                      $2,179,096    $2,051,218
   Adjustments to reconcile net income to
    net cash provided by operating activities-
     Depreciation                                     536,026       462,969
     Provision for possible loan losses               180,675       193,946
     (Gain) on sale of investments                   (12,924)             0
     (Gain) on sale of loans                         (14,374)      (16,461)
     (Increase) in interest receivable               (11,079)     (544,324)
     Amortization of bond premium                     197,285       230,173
     Accretion of bond discount                      (66,541)      (55,619)
     (Decrease) increase in other assets            (355,563)       583,008
     (Decrease) increase in interest payable         (25,789)       343,420
     Increase in accrued taxes
      and other liabilities                           749,031       808,541
Net cash provided by operating activities          $3,355,843    $4,056,571


        LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL INFORMATION

                     September 30, 1996

Note 1 Basis of Presentation

The unaudited interim financial information includes the accounts of Letchworth Independent Bancshares Corporation and its subsidiary, The Bank of Castile. The financial information has been prepared in accordance with the Summary of Significant Accounting Policies as outlined in the Company's Form 10-KSB for the year ended December 31, 1995 and, in the opinion of management contains all adjustments necessary to present fairly the Company's financial position as of September 30, 1996 and December 31, 1995, the results of its operations for the three month and nine month periods ended September 30, 1996 and 1995, respectively, and its cash flows for the nine month periods ended September 30, 1996 and 1995, respectively.

The accounting policies of the Company conform with generally accepted accounting principles and prevailing practices within the banking industry. The preparation of financial information in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial information and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

Note 2 Loans

Loans consist of the following:
                                   September 30,  December-31
                                       1996          1995
                                    (unaudited)

   Agricultural loans                $25,768,551  $25,168,552
   Commercial and industrial loans    26,250,251   23,317,057
   Real estate loans:
       Secured by 1 to 4 family
         residential properties       45,255,125   41,120,730
       Other                          31,673,334   33,917,880
                                     $76,928,459  $75,038,610

   Consumer loans                      9,732,506    9,954,869
                                    $138,679,768 $133,479,088

Letchworth Independent Bancshares
Notes, Continued


An analysis of changes in
allowance for possible loan losses
is as follows:
                                   September 30, September 30,
                                       1996          1995
                                    (unaudited)   (unaudited)

Balance, beginning of year            $1,716,300   $1,526,877
 Provision, expense                      180,675      193,945
 Charge-offs                             133,051      155,164
 Recoveries                               24,265       60,105

Balance, end of period                $1,788,189   $1,625,763



The following table summarized the Company's non-performing loans at the dates indicated.

                                                 September 30,
                                          1996      1995      1994
Non-accruing loans                      $503,644  $190,257  $217,287
Accruing loans past due 90 days or more  216,883   162,074   385,458
Renegotiated loans                            0         0        0

The average balance of impaired loans during the first nine months of 1996 was approximately $291,238. At September 30, 1996, the balance of impaired loans and related reserve against that balance was $361,151 and $137,464, respectively. Interest income recognized on impaired loans and interest income recognized on a cash basis was not significant.


Note 3 Investment Securities

The book and approximate market
value of investment securities
at September 30, 1996:

                                September 30, 1996        December 31, 1995
                                Amortized    Market     Amortized      Market
                                   Cost       Value        Cost        Value
                               (unaudited) (unaudited) (unaudited) (unaudited)
Available for Sale
U.S. Treasury securities and
 obligations of U.S.Government
 corporations and agencies    $28,897,597 $29,076,681  $31,907,710 $32,380,800
State and political subdivision
 obligations                     $501,490    $506,610   $1,054,794  $1,070,000
Mortgage-Backed Securities     $6,459,058  $6,422,387   $4,086,984  $4,113,800
Federal Home Loan Bank stock     $814,900    $814,900     $636,300    $636,300
                              $36,673,045 $36,820,578  $37,685,788 $38,200,900


Letchworth Independent Bancshares
Notes, Continued



Held to Maturity

U.S. Treasury securities and
 obligations of U.S.Government
 corporations and agencies    $12,300,722 $12,457,093  $15,992,787 $16,483,900
State and political subdivision
 obligations                  $20,326,483 $20,825,307  $21,674,732 $22,396,100
Mortgage-Backed Securities     $5,696,662  $5,674,064   $6,738,922  $6,742,500
                              $38,323,867 $38,956,464  $44,406,441 $45,622,500



Note 4 Earnings Per Share


Earnings per share are based on the weighted average number of common, and when applicable, common equivalent shares outstanding during the period.

LETCHWORTH INDEPENDENT BANCSHARES CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


September 30, 1996


Financial Condition


Total assets of Letchworth Independent Bancshares
Corporation (the "Company") were $232.8 million as of September 30, 1996, a decrease of $.7 million, or .29%, below total assets at December 31, 1995. Deposits, the Company's primary source of funds, decreased $2.3 million, or 1.14%, to $201.5 million at September 30, 1996. The primary reason for the decrease in deposits was the Company's conscious effort to be less aggressive in bidding for municipal certificates of deposit.

Total loans outstanding as of September 30, 1996 increased by $5.2 million, or 3.90%, over total loans at December 31, 1995. The total loans outstanding figure of $138.7 million is net of loans sold. As of September 30, 1996, residential real estate loans increased by $4.1 million or 10.05%; agricultural loans increased $.6 million or 2.38%; commercial and industrial loans increased $ 2.9 million or 12.58%; consumer loans decreased $.2 million or 2.23%; and other real estate loans decreased $2.2 million or 6.62%. Consumer loans have continued to decrease slowly over the past several years as a result of increased competition from non-bank organizations and the Company's focus on different loan products.

The Company's shareholders' equity increased to $24.8 million, an increase of 8.54% or $ 1.9 million from December
31, 1995.  As of September 30, 1996, 15,600 warrants or 7.8%
of the original 200,000 warrants outstanding have been exercised at $23 per share

The Risk-based capital ratios are a very good indicator of the Company's financial soundness. As of September 30, 1996, the Company had a Tier 1 capital ratio of 17.10%, a total capital ratio of 18.35%, and a Tier 1 leverage ratio of 10.46%. Each of these ratios compares favorably with the regulatory minimum requirements of 4.00%, 8.00%, and 4.00%, respectively.

"Potential problem loans" consist of loans which are generally secured and not currently considered nonperforming, but where information about possible credit problems has caused management to have doubts as to the ability of such borrowers to comply with present repayment terms. As of September 30, 1996, the Company considers $2,548,473 to be "potentially problem loans", as described above. Historically, however, only a very small portion of those loans have resulted in actual losses for the Company. Loans, including impaired loans, are placed on non-accrual status in accordance with policies established by management. A loan is considered impaired when it is probable that the bank will be unable to collect all amounts due according the the contractual terms of the loan agreement. Loans are generally transferred to non-accrual status when principal or interest payments become ninety days past due. Any accrued but uncollected interest previously recorded on such loans is reversed in the current period and interest income is subsequently recognized only when actually collected. Loans are returned to accrual status when management determines that the circumstances have improved to the extent that both principal and interest are deemed collectible and there has been a sustained period of repayment performance. The Company may continue to accrue interest on loans past due ninety days or more which are well secured and in the process of collection.

Liquidity measures the ability of the Company to meet its maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customer credit needs. At September 30, 1996, the Company sold $.6 million in federal funds. These funds are available on one day notice to meet upcoming obligations. However, due to the low return available on federal funds, the Company has attempted to minimize the level of federal funds while maintaining adequate daily liquidity. Pursuing this aggressive cash policy may cause the Company to experience a negative excess cash position at certain times. Specifically, during the nine months ended September 30, 1996, overnite lines of credit were utilized for twenty-two days in order to access additional liquidity. As additional sources of liquidity, the Company may also sell loans on the secondary market or participate large commercial loans with other financial institutions.


Results of Operations - Three Months Ended September 30,
1996 Compared to Three Months Ended September 30, 1995


Net income of $788,378 for the three months ended September 30, 1996 represents an increase of $24,897, or 3.26%, over the $763,481 earned during the same period ended September 30, 1995. Net income per common share and common share equivalent was $.80 for the three months ended September 30, 1996 compared to $.81 for the same period in 1995. This decrease was primarily due to changes in the dilutive effect of outstanding options and warrants on the earnings per share calculation.

Net interest income was $2.7 million for the three months ended September 30, 1996, up 3.59% from the $2.6 million earned during the three months ended September 30, 1995.
Lower interest rates on interest earning assets was more than offset by increased volume over the second quarter of 1995. Interest expense on deposits decreased by $175,405.

The provision for possible loan losses, the charge to earnings for potential credit losses associated with lending activities, was $83,426 for the three months ended September 30, 1996, up 50.48% from the $55,439 provision recorded during the three months ended September 30, 1995. Net charge-offs were $45,344 in the third quarter of 1996, as compared to $16,058 for the same period last year.



Other operating expense for the three month period ended September 30, 1996 was $1,808,784, an increase of 3.73% over the $1,743,727 recorded for the same period in the prior year. Increases in this category occurred in the following areas: occupancy expense increased by $6,792 or 6.48%; equipment expense increased by $24,172 or 20.38%; salaries and employee benefits increased by $13,984 or 1.46%; and FDIC assessment increased by $18,823 or 15.96%. In addition, printing and supplies expense decreased by $23,459.

Results of Operations - Nine Months Ended September 30, 1996
Compared to Nine Months Ended September 30, 1995

Net income of $2,179,096 for the nine months ended September 30, 1996 represents an increase of $127,877, or 6.23%, over the $2,051,219 earned during the same period ended September 30, 1995. Net income per common share and common share equivalent was $2.21 for the nine months ended September 30, 1996 compared to $2.24 for the same period in 1995. This decrease was primarily due to changes in the dilutive effect of outstanding options and warrants on the earnings per share calculation.

Net interest income increased to $7.9 million for the nine months ended September 30, 1996, up 2.41% from the $7.7 million earned during the nine months ended September 30, 1995. Lower interest rates on interest earning assets was more than offset by increased volume for the third quarter of 1996, when compared to the third quarter of 1995.
Interest expense on deposits remained virtually unchanged for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

The provision for possible loan losses, the charge to earnings for potential credit losses associated with lending activities, was $180,675 for the nine months ended September 30, 1996, down 6.84% from the $193,946 provision recorded during the nine months ended September 30, 1995. Net charge offs were $108,786 in the nine months ended September 30, 1996, as compared to $95,059 for the same period last year. Management conducts a periodic evaluation which assigns risk weights for individual loans and different classes of loan groups in determining the adequacy of the reserve. Regulatory examination, historical gross loan losses, an assessment of prevailing and anticipated economic conditions and other relevant factors are used in this analysis. Management of the Company believes this analysis indicates that the level of the loan loss reserve is adequate to absorb any potential losses within the loan portfolio. The allowance for possible loan losses of the Company at September 30, 1996 was $1,788,189 or 1.29% of total loans and is up 4.19% or $71,889 from the allowance at December 31, 1995.



Other operating expense for the nine month period ended September 30, 1996 was $5,380,081, an increase of 1.37% over the $5,307,355 recorded for the same period in the prior year. Increases in this category occurred in the following areas: salaries and employee benefits expense increased by $58,538 or 2.11%; occupancy expense increased by $66,255 or 21.01%; equipment expense increased by $79,307 or 20.59%. All salary increases throughout the organization took effect on January 1st of this year. This represents a change in practice from previous years, when such increases took place throughout the year. The increase in occupancy expense results mainly from the major addition to the operations center building. In addition, printing and supplies expense decreased by $53,402 in the first nine months of 1996, compared to the first nine months of 1995, while the FDIC assessment dropped by $138,002 during the same period. The Bank recognized $120,000 in expense during the third quarter for a one-time assessment on all SAIF-insured deposits.
This charge, which is payable in the fourth quarter of 1996, received final congressional approval in September of this year. The Company acquired SAIF funds from its 1992 purchase of certain deposits from Anchor Savings Bank, and virtually all of the 1996 assessment is attributed to those deposits.





Other Events of Significance:

Letchworth Independent Bancshares Corporation has implemented a major core software system upgrade during the second quarter of 1996. This enhancement is expected to generate increased operating efficiency. The Company installed a new check imaging system in September of this year. This equipment is expected to greatly improve customer service. Additionally, it will help to reduce costs by reducing statement preparation time, lowering postage costs, and by streamlining research time. Per the Company's 1996 Strategic Plan, various non-bank opportunities, including financial, trust and insurance related businesses, are being considered.

                      OTHER INFORMATION


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

11     Computation of Earnings Per Share for the quarter ended June
30, 1996 is presented on Exhibit 11 of this Report on Form 10-QSB.

(b). The Registrant did not file any current reports on Form 8-K during the quarter ended September 30, 1996.

                         SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        LETCHWORTH INDEPENDENT BANCSHARES CORPORATION


Date_11/7/96             /s/  James W. Fulmer
                                   James W. Fulmer
                                   President & Chief Executive Officer


Date_11/7/96             /s/  Steven C. Lockwood
                                   Steven C. Lockwood
                                   Treasurer & Chief Financial Officer

        LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
              COMPUTATION OF EARNINGS PER SHARE

                     September 30, 1996

Exhibit 11:
                                        Nine Months Ended
                                        September 30, 1996

Net income                                 $2,179,096

Add: Adjustment due to assumed interest
savings on debt reduction                       1,698
Adjusted Net Income                        $2,180,794

Weighted average number of shares
outstanding                                   912,520
Add: Common stock equivalent shares due
to assumed exercise of options and warrants    87,171
Less: ESOP shares accounted for in accordance
with SOP 93-6 not committed to be released    (13,140)
Adjusted common and common equivalent shares  986,551

Net Income per common and common equivalent
 share                                          $ 2.21



                                        Three Months Ended
                                        September 30, 1996

Net income                                   $788,378

Add: Adjustment due to assumed interest
savings on debt reduction                           0
Adjusted Net Income                          $788,378

Weighted average number of shares
outstanding                                   917,070
Add: Common stock equivalent shares due
to assumed exercise of options and warrants    82,244
Less: ESOP shares accounted for in accordance
with SOP 93-6 not committed to be released    (11,390)
Adjusted common and common equivalent shares  987,924

Net Income per common and common equivalent
 share                                          $ .80