Form 10KSB
period 1996-12-31
LETCHWORTH INDEPENDENT BANCSHARES CORP
filed 1997-03-26
CIK 723323

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended December 31, 1996

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

Yes   X             No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     State Registrant's revenues for its most recent fiscal year:
$19,309,196.

     The aggregate market value of the shares of Registrant's voting stock held by non-affiliates of Registrant as of December 31, 1996 was $21,442,498, based upon the average "Bid" and "Ask" price of Registrant's common stock on said date.

     The number of shares outstanding of Registrant's common stock as of March 17, 1997 was 943,172.

               Documents Incorporated by Reference

     None

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

Banking Services

          The Bank is engaged in the general commercial banking business and provides a full scope of loan and deposit services related thereto. All of the deposit accounts offered by the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 per depositor. The Bank also offers a wide range of retail services including checking, savings, and money market accounts, as well as various types of time deposit instruments. Mortgage lending activities include a variety of commercial, industrial and residential loans secured by real estate and the Bank's installment loan department makes direct auto, home improvement, and personal loans to individuals. The Bank also offers safety deposit box services at all of its branches. The Bank has applied to the appropriate regulatory authorities to alter its charter to allow the bank to offer trust and investment services.

          In addition, beginning in 1992, the Bank, through an arrangement with Circuit Agency, Inc., an affiliate of the New York State Bankers Association, enabled annuity products to be offered to its customers.

          All of the Bank's lending is in its market area and approximately twenty percent (20%) of its loans are concentrated in the farming and agricultural or related industries. The Bank has no foreign loans. No other single industry or group of related industries are responsible for a significant portion of the Bank's loans. The Bank has no material concentrations of deposits from any single customer or group of customers, nor does it rely on foreign sources of funds or brokered deposits. The Bank does not utilize off-balance sheet derivative instruments.

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

Personnel

          As of December 31, 1996, the Company and its subsidiaries had 100 full-time employees and 47 part-time employees. The employees are not represented by any collective bargaining unit, and the Company's management and the Bank's management considers its relationship with its employees to be good.

Statistical Disclosure

     Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential

     The following table reflects the components of the Company's average assets, liabilities and shareholders' equity, interest income earned and interest expense paid, average rates earned and paid, and the net interest margin for the years ended December 31, 1996, 1995, and 1994, respectively.

                                        December 31, 1996

Assets
                                Average                       Average
Interest-earning assets         Balance        Interest       Yield
Loans
     Loans (1)                  $135,755,218   $13,203,737      9.73%
Less allowance for
     possible loan losses       (  1,753,720)
          Net Loans              134,001,498

Investment securities
     Taxable                      55,895,608     3,530,028      6.32
     Tax-exempt                   22,296,911     1,116,078      5.01
          Total investment
          securities              78,192,519     4,646,106      5.94

Other interest-earning assets        792,892        50,552      6.38

Federal funds sold                 4,467,158       239,712      5.37
          Total interest-
          earning assets (2)     217,454,067    18,140,107      8.34

Cash and due from banks            7,814,223
Premises and equipment, net        5,168,999
Accrued interest receivable        1,793,965
Other assets                       2,445,885
          Total assets          $234,677,139

Liabilities and
  Shareholders' Equity

Interest-bearing liabilities
Interest-bearing demad depositS $ 29,025,668   $   378,156      1.30%
Savings deposits                  36,536,619       931,735      2.55
Money market deposits             11,545,345       289,357      2.51
Certificates of deposit          102,699,682     5,507,889      5.36
Total interest-bearing deposits  179,807,314     7,107,137      3.95

Federal funds purchased              107,514         6,131

Securities sold under agreement
to repurchase                      1,942,414       101,920      5.25

Advances from Federal Home Loan
 Bank and Other                    3,306,449       228,209      6.90
Total interest-bearing liablitieS185,163,691     7,443,397      4.02

Demand deposits                   23,213,560
Other liabilities                  2,090,407
Shareholders' equity              24,209,481

Total liaiblities and
  shareholders' equity          $234,677,139

Net interest income                             10,696,710
Net interest spread                                            4.32%
Net interest margin (3)                                        4.92%

                                        December 31, 1995

Assets
                                   Average                       Average
Interest-earning assets            Balance        Interest       Yield
Loans
     Loans (1)                  $125,819,403   $12,788,697       10.16%
Less allowance for
     possible loan losses       (  1,586,241)
          Net Loans              124,233,162

Investment securities
     Taxable                      55,320,716     3,555,755        6.43
     Tax-exempt                   21,352,540     1,088,331        5.10
          Total investment
          securities              76,673,256     4,644,086        6.06

Other interest-earning assets        627,367        47,685        7.60

Federal funds sold                 6,639,348       397,103        5.98
          Total interest
          -earning assets (2)    208,173,133    17,877,571        8.59

Cash and due from banks            6,921,269
Premises and equipment, net        4,459,641
Accrued interest receivable        1,828,432
Other assets                       2,645,883
          Total assets          $224,028,358

Liabilities and
  Shareholders' Equity

Interest-bearing liabilities
Interest-bearing demand deposits$ 26,285,775   $   479,590       1.82%
Savings deposits                  36,658,584     1,090,028       2.97
Money market deposits             11,990,156       332,510       2.77
Certificates of deposit          100,009,723     5,410,000       5.41
Total interest-bearing deposits  174,944,238     7,312,128       4.18

Federal funds purchased                   0             0           0

Securities sold under agreement
to repurchase                      1,164,094        66,160       5.68

Advances from Federal Home Loan
 Bank and Other                    3,210,917       232,073       7.23
Total interest-bearing liablities179,319,249     7,610,361       4.25

Demand deposits                   21,568,931
Other liabilities                  1,647,857
Shareholders' equity              21,492,321

Total liaiblities and
  shareholders' equity          $224,028,358

Net interest income                             10,267,210
Net interest spread                                              4.34%
Net interest margin (3)                                          4.93%

                                   December 31, 1994

Assets
                                  Average                       Average
Interest-earning assets            Balance        Interest       Yield
Loans
     Loans (1)                  $115,048,113   $10,665,418        9.27%
Less allowance for
     possible loan losses       (  1,459,494)
          Net Loans              113,588,619

Investment securities
     Taxable                      41,160,550     2,313,375        5.62
     Tax-exempt                   16,609,272       828,048        4.99
          Total investment
          securities              57,769,822     3,141,423        5.44

Other interest-earning assets        853,030        55,367        6.49

Federal funds sold                 4,379,110       173,644        3.97
          Total interest-
          earning assets (2)     176,590,581    14,035,852        7.95

Cash and due from banks            5,096,571
Premises and equipment, net        3,644,458
Accrued interest receivable        1,242,240
Other assets                       2,614,756
          Total assets          $189,188,606

Liabilities and
  Shareholders' Equity

Interest-bearing liabilities
Interest-bearing demand deposits$ 21,976,525   $   470,342       2.14%
Savings deposits                  33,089,354       911,799       2.76
Money market deposits             11,241,650       295,338       2.63
Certificates of deposit           77,945,692     3,425,509       4.39
Total interest-bearing deposits  144,253,221     5,102,988       3.54

Federal funds purchased              105,548         5,291       5.01

Securities sold under agreement
to repurchase                      1,087,949        36,048       3.31

Advances from Federal Home Loan
 Bank and Other                    1,487,759        87,659       5.89

Total interest-bearing liablities146,934,477     5,231,986       3.56

Demand deposits                   21,469,381
Other liabilities                  1,407,466
Shareholders' equity              19,377,282

Total liaiblities and
  shareholders' equity          $189,188,606

Net interest income                             8,803,866
Net interest spread                                              4.39%
Net interest margin (3)                                          4.99%

(1) Average loans include non-accrual loans. Interest on loans includes loan fees of $231,243, $259,918, and $238,033 in fiscal 1996, 1995, and
1994, respectively.

(2) Interest income on a portion of the Company's loans and investment securities is exempt from income tax. If income from these assets had been adjusted to a level comparable to fully taxable income before application of income taxes, the interest income and average rate would have been as follows:

                                         Year Ended December 31,
                             1996               1995               1994

                                Average            Average            Average
                      Interest    Rate    Interest   Rate   Interest   Rate

Loans................$13,213,553  9.73%  $12,796,041 10.17%  $10,672,614 9.28%
Investment securities -
  Tax exempt.......    1,691,027  7.48%    1,648,986  7.72%    1,254,618 7.55%


     The tax rate used to develop this taxable equivalent adjustment is the federal statutory rate of 34%. The tax-equivalent adjustments do not give effect to the disallowance for federal income tax purposes of interest expense related to certain tax exempt assets, nor do they reflect any benefit of interest being exempt from state income taxes, the effect of which would be insignificant.

(3) Net interest margin represents net interest income divided by total interest-earning assets.

Rate/Volume Variance Analysis

          The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volumes and changes in interest rates for the Company for the years ended December 31, 1996 and 1995, respectively.

                                                       Change
                              Change       Change      Due to
                              Due to       Due to      Rate/          Net
1996 Compared to 1995         Volume       Rate        Volume        Change
                               (1)         (2)          (3)
Revenue Earned On:
      Loans............. $ 1,009,479     $ (541,023)    $(53,416)   $415,040
      Investment securities
       Taxable............... 36,966        (60,853)      (1,840)    (25,727)
       Tax-exempt............ 48,163        (19,217)      (1,199)     27,747
         Total investment
           securities...      85,129        (80,070)      (3,039)      2,020
      Other interest-earning
           assets......       12,580         (7,654)      (2,059)      2,867
      Federal funds sold.   (129,897)_      (40,500)      13,006    (157,391)
        Total interest-earning
           assets.........   977,291       (669,247)     (45,508)    262,536
      Interest Paid On:
      Interest-bearing demand
       deposits............   49,866       (136,686)     (14,614)    (101,434)
      Savings deposits......  (3,622)      (153,966)     (   705)    (158,293)
      Money market deposits. (12,321)      ( 31,174)          342     (43,153)
      Certificates of
       deposit.............. 145,527       ( 50,005)        2,367      97,889

      Federal funds purchased..                             6,131       6,131
      Securities sold under
      agreement to repurchase.44,209       (  5,006)       (3,443)     35,760
      Advances from Federal
       Home Loan Bank.......  31,037       ( 30,915)       (3,986)     (3,864)

         Total interest-bearing
          liabilities.....   254,696       (407,752)      (13,908)   (166,964)
     Net Interest Income.$   722,595      $(261,495)     $(31,600)  $ 429,500

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

                                                      Change
                              Change       Change      Due to
                              Due to       Due to      Rate/          Net
1995 Compared to 1994         Volume       Rate        Volume        Change
                               (1)         (2)          (3)
Revenue Earned On:
     Loans............. $   998,499     $1,023,928     $100,852   $2,123,279
      Investment securities
       Taxable...............795,801        333,400      113,179    1,242,380
       Tax-exempt............236,689         18,270        5,324      260,283
         Total investment
           securities...   1,032,490        351,670      118,503    1,502,663
      Other interest-earning
           assets......      (14,646)         9,469       (2,505)      (7,682)
      Federal funds sold.     89,731         88,020       45,708      223,459
        Total interest-earning
           assets......... 2,106,074      1,473,087      262,558    3,841,719
      Interest Paid On:
      Interest-bearing demand
       deposits............   92,218     (   70,325)    ( 12,645)       9,248
      Savings deposits......  98,511         69,488       10,230      178,229
      Money market deposits.  19,686         15,738        1,748       37,172
      Certificates of
       deposit.............. 968,611        795,046      220,834    1,984,491

      Federal funds purchased..                           (5,291)      (5,291)
      Securities sold under
      agreement to repurchase. 2,520         25,784        1,808       30,112
      Advances from Federal
       Home Loan Bank.......     -0-         90,206       54,208      144,414

         Total interest-bearing
          liabilities..... 1,181,546        925,937      270,892    2,378,375
     Net Interest Income.$   924,528      $ 547,150     $ (8,334)  $1,463,344

_________________________
(1) The volume variance reflects the change in the average balance outstanding multiplied by the average rate during the prior period.

(2) The rate variance reflects the change in the average rate multiplied by the average balance outstanding during the prior period.

(3) The rate/volume variance reflects the change in average rate multiplied by the change in the average balance outstanding. Rate/Volume Variance Analysis

         The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volumes and changes in interest rates for the Company for the years ended December 31, 1994 and 1993, respectively.

                                                         Change
                              Change         Change       Due to
                              Due to         Due to       Rate/        Net
1994 Compared to 1993         Volume         Rate         Volume     Change
                                (1)           (2)            (3)
Revenue Earned On:
  Loans.................. $   868,731      $ 462,923    $ 39,067   $1,370,721
  Investment securities
  Taxable.................    546,771      ( 224,218)   ( 59,987)     262,566
  Tax-exempt..............    154,786      (  13,568)   (  3,677)     137,541
    Total investment
      securities..........    701,557      ( 237,786)   ( 63,664)     400,107
  Other interest-earning
    assets..............   (   32,527)        43,695    ( 21,612)   (  10,444)
  Federal funds sold...... (    1,558)        44,761    (    628)      42,575
    Total interest-earning
      assets..............  1,536,203        313,593    ( 46,837)   1,802,959
Interest Paid On:
  Interest-bearing demand
    deposits..............(    17,333)         6,839    (    959)  (   11,453)
   Savings deposits........   144,082          8,343       1,295      153,720
   Money market deposits. (    73,280)        32,879    (  7,961)  (   48,362)
   Certificates of deposit... 249,553         50,518       6,893      306,964

   Federal funds purchased..     -0-            -0-        5,291        5,291
   Securities sold under
     agreement to repurchase.  12,277          4,123       3,116       19,516
   Advances from Federal
     Home Loan Bank..........    -0-            -0-       87,659       87,659

       Total interest-bearing
         liabilities......... 315,299        102,702      95,334      513,335
   Net Interest Income....$ 1,220,904      $ 210,891   $(142,171)  $1,289,624

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

                                              December 31,
                          1996                     1995                      1994

                     Held to    Available   Held to     Available  Held to   Available
                     Maturity   for Sale    Maturity    for Sale   Maturity  for Sale
U.S. Treasury securities
  and U.S. Government
  corporation and
  agencies........$12,203,294  26,923,000 $15,992,787 $32,380,800 $20,698,476 $17,050,000State and political subdivision
  obligations......24,413,840     505,200  21,674,732   1,070,000  20,166,690      -0-

Mortgage-backed
  securities........5,454,735   8,723,300   6,738,922   4,113,800   7,937,564   4,651,700

Total securities..$42,071,869 $36,151,500 $44,406,441 $37,564,600 $48,802,730 $21,701,700

         The following table presents the book value of all investment securities of a single issuer, excluding securities of the United States Government and its agencies, whose aggregate carrying value at December 31, 1996 exceeded ten percent (10%) of consolidated shareholders' equity:


                                                   Estimated
                                       Carrying      Market
                                         Value       Value

Federal Home Loan Mortgage Corp. CMO  $4,503,506  $4,509,597
Federal Home Loan Bank                 3,439,998   3,441,185
Federal National Mortgage Association 11,120,509  11,140,770


         At December 31, 1996, the estimated market value of the investment portfolio was more than the amortized cost by $896,831 for the held to maturity category, and by $271,801 for the available for sale category.

    The accounts and maturities of debt securities held to maturity and available for sale at December 31, 1996 and the weighted average yields of such securities are shown below:

Held to Maturity:

                      Under       1-5         5-10       Over
December 31, 1996    1 year      years       years      10 years      Total
U.S. Treasury
 securities and
 obligations of
U.S. Government
corporations and
agencies
 Carrying value.. $     -0-    $11,260,553   $  942,741   -0-      $12,203,294
 Average tax
   equivalent
   yield(1)........   0.00%         6.94%        6.80%     0.00%       6.40%
State and
 political
 subdivisions
Carrying value..  2,962,545      8,409,270    12,544,044  497,982   24,413,840
 Average tax
   equivalent
   yield(1)........   5.87%         7.30%        7.51%     8.21%       7.25%

Total carrying
 value excluding
 mortgage-backed
 securities..... $2,912,496    $19,719,872   $13,487,784 $496,982  $36,617,134
 Average tax
 equivalent
 yield excluding
 mortgage-backed
 securities......    5.87%          7.09%        7.46%      8.21%      6.97%

Mortgage-backed
securities....... $    859    $ 3,437,278    $  616,354 $1,400,244 $5,454,735
Carrying Value
 Average tax
 equivalent
 yield..........    9.75%          6.03%         7.75%      5.58%      6.11%

Total carrying
 value.......... $2,963,404   $23,107,100  $14,103,139  $1,898,226 $42,071,869

Average
 tax equivalent
 yield..........    5.87%         6.94%         7.47%      6.27%       7.01%


(1) Rates of tax-exempt securities are shown assuming a 34% federal statutory tax rate. The actual average yield on tax-exempt securities was 4.86%.

Available for Sale:

                     Under       1-5         5-10         Over
December 31, 1996    1 year      years       years        10 years      Total
U.S. Treasury
 securities and
obligations of
U.S. Government
corporations and
agencies
 Carrying value.. $11,825,070 $15,097,930  $       0     $      0  $26,923,000
 Average tax
   equivalent
   yield(1).......    5.82%        6.46%       0.00%       0.00%        6.18%
State and
 political
 subdivisions
Carrying value..     505,200            0          0              0    505,200
 Average tax
   equivalent
   yield(1)........   7.46%        0.00%       0.00%        0.00%       7.46%

Total carrying
 value excluding
 mortgage-backed
 securities and
 FHLB stock...... $12,330,270  $15,097,930  $       0  $        0  $27,428,200
 Average tax
 equivalent
 yield excluding
 mortgage-backed
 securities and
 FHLB stock......     5.89%        6.46%         0.00%           0%     6.20%

Mortgage-backed
securities....... $   863,574  $ 1,144,604  $1,530,945  $ 5,195,884 $8,723,300
Carrying Value
 Average tax
 equivalent
 yield............    6.03%        5.91%        6.92%        6.11%      6.22%

Total carrying
 value........... $13,193,824  $16,230,847  $1,530,945  $5,195,884 $36,151,500

Average
 tax equivalent
 yield...........     5.90%       6.42%        6.92%       6.11%        6.21%

(1) Rates of tax-exempt securities are shown assuming a 34% federal statutory tax rate. The actual average yield on tax-exempt securities was 5.00%

Loan Portfolio

          The following table sets forth the composition of the Company's loan portfolio at the dates indicated.

                                                  December 31,
                         1996           1995          1994          1993         1992
Agricultural loans...$ 29,025,726  $ 25,168,552  $ 22,091,563   $ 17,141,043  $ 14,534,670
Commercial and
  industrial loans...  28,118,416    23,317,057    19,670,283    16,303,801     14,241,549
Residential Real Estate
  loans..............  45,656,220    41,120,730    40,353,744    41,299,434     37,234,082
Commercial Real Estate
  loans..............  33,852,371    33,917,880    27,971,189    24,631,305     22,301,728
Consumer loans.......   9,643,508     9,954,869    11,280,962    13,393,064     12,827,632
  Total loans........$146,296,241  $133,479,088  $121,367,741  $112,768,647   $101,139,661


          Potential Problem Loans

          Potential problem loans consist of loans which are generally secured and not currently considered nonperforming, but where information about possible credit problems has caused management to have doubts as to the ability of such borrowers to comply with present repayment terms. As of December 31, 1996, the Company considers $1,359,000 to be potentially problem loans. Historically, however, only a very small portion of those loans have resulted in actual losses for the Company.


          Non-performing Loans

          The following table summarizes the Company's non-performing loans at the dates indicated.


                             December 31,
                                1996    1995      1994    1993     1992
Non-accruing loans.......... $492,000 $450,500 $254,800 $125,700  $213,704
Accruing loans past due
   90 days or more..........  371,800  291,200  215,600  480,800   333,749
Renegotiated loans...........    -0-      -0-       -0-      -0-     -0-

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

          The average balance of impaired loans during 1996 was approximately $409,900. At December 31, 1996, the balance of impaired loans and related reserve against that balance was $406,000 and $120,700, respectively. Interest income recognized on impaired loans and interest income recognized on a cash basis was not significant.

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

                              December 31, 1996


                                    Percent of          Percent of
                                    Allowance in        Loans in
                                    Category to         Category to
                          Amount    Total Allowance     Total Loans

Domestic Loans (1)
Agricultural loans.....$   10,127          .55%           19.84%
Commercial and
 industrial loans......   549,782         29.86           19.22
Residential & Commercial
  Real Estate loans....    66,836          3.63           54.35
Consumer loans......... 1,214,455         65.96            6.59
Totals                 $1,841,200        100.00%         100.00%



December 31, 1995


                                     Percent of          Percent of
                                     Allowance in        Loans in
                                     Category to         Category to
                          Amount    Total Allowance      Total Loans

Domestic Loans (1)
Agricultural loans.....$   37,930        2.21%              18.9%
Commercial and
 industrial loans......   357,334        20.82              17.5
Residential & Commercial
  Real Estate loans....    44,408         2.59              56.2
Consumer loans......... 1,276,628        74.38               7.4
Totals                 $1,716,300       100.0%             100.0%



                              December 31, 1994


                                    Percent of          Percent of
                                    Allowance in        Loans in
                                    Category to         Category to
                          Amount    Total Allowance     Total Loans

Domestic Loans (1)
Agricultural loans.....$   44,738        2.90%           18.2%
Commercial and
 industrial loans......   301,104        19.70           16.2
Residential & Commercial
  Real Estate loans.....   38,023         2.50           56.3
Consumer loans..........1,143,035        74.90            9.3
Totals                 $1,526,900       100.0%          100.0%

                              December 31, 1993


                                    Percent of          Percent of
                                    Allowance in        Loans in
                                    Category to         Category to
                          Amount    Total Allowance     Total Loans

Domestic Loans (1)
Agricultural loans.....$   56,762         3.90%           15.2%
Commercial and
 industrial loans......   310,596        21.40            14.5
Residential & Commercial
  Real Estate loans....    34,276         2.40            58.4
Consumer loans......... 1,046,366        72.30            11.9
Totals                 $1,448,000       100.0%           100.0%



                              December 31, 1992


                                     Percent of          Percent of
                                     Allowance in         Loans in
                                     Category to         Category to
                           Amount    Total Allowance     Total Loans

Domestic Loans (1)
Agricultural loans.....$   53,876         4.30%           14.4%
Commercial and
 industrial loans......   309,367        24.40            14.1
Residential & Commercial
  Real Estate loans....    34,783         2.70            58.8
Consumer loans........ .  867,919        68.60            12.7
Totals                 $1,265,945       100.0%           100.0%


    (1)  The Company had no foreign loans

         The following table sets forth certain information with respect to the Company's loans and the allowance for possible loan losses.

                                   For the Year Ended December 31,
                                     1996        1995        1994       1993     1992
Balance at beginning of period....$1,716,300 $1,526,900  $1,448,000 $1,265,945 $1,100,641
Charge-offs:
  Agricultural loans..............      0    (    1,573) (    2,534)  ( 13,789)    12,000
  Commercial and industrial loans.(   77,378)(   69,607) (   47,816)  ( 39,657)    20,832
  Real estate mortgages...........(   25,621)        0           0          0          0
  Consumer loans..................(   82,600)(  145,435) (  238,642)  (190,850)   130,065
                                  (  185,599)(  216,615) (  288,992)  (244,296)   162,897
Recoveries:
  Agricultural loans..............       654      1,404       3,815      8,140      1,746
  Commercial and industrial loans.     3,435      8,035       6,069      6,189     18,053
  Real estate mortgages...........         0          0          0           0        0
  Consumer loans..................    23,900     72,213      45,283     50,573     21,005
                                      27,989     81,652      55,167     64,902     40,804
Net charge-offs...................  (157,610)  (134,963) (  233,825)  (179,394)  (122,093)
Additions charged to operations...   282,510    324,363     312,725)   361,449     287,397
Balance at end of period......... $1,841,200 $1,716,300  $1,526,900 $1,448,000  $1,265,945
Ratio of net charge-offs during
  the period to average loans
  outstanding during the period...     0.12%      0.11%       0.20%     0.17%       0.13%

         Net loans charged-off in 1996 totaled $157,610, or 0.12% of average loans. The reserve for possible loan losses equalled 1.26% of the total loan portfolio at December 31, 1996, compared to 1.29% at December 31, 1995. Management believes that the allowance for possible loan losses of $1,841,200 at December 31, 1996 was adequate to absorb anticipated risk in the portfolio based upon the Company's historical experience.

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

    Rate Sensitivity of Loans

         Presented below is a table which sets forth the maturity of the Company's loans as of December 31, 1996.

                                  Maturities at December 31, 1996

                                     One Year
                         One Year    Through        After
                         or Less     5 Years        5 Years        Total

Agricultural loans....$21,675,532   $ 6,263,671   $ 1,086,523    $ 29,025,726
Commercial and
   industrial loans....18,635,166     3,428,753     6,054,497      28,118,416
Residential Real Estate
   loans...............   867,781     1,271,181    43,517,258      45,656,220
Commercial Real Estate
   loans............... 8,775,247     1,325,944    23,751,179      33,852,370
Consumer loans......... 1,867,241     6,918,639       857,628       9,642,508
   Total loans........$51,820,967   $19,208,188   $75,267,086    $146,296,241


         The following table sets forth the various maturity dates of the above-mentioned loans with pre-determined interest rates and floating or adjustable interest rates.

                         Maturities at December 31, 1996
                               One Year
                               Through          After
                               5 Years         5 Years
Loans with pre-determined
  interest rates.........    $11,518,647     $27,083,336
Loans with floating or
  adjustable interest rates    7,689,541      48,183,750

Totals...................    $19,208,188     $75,267,086


         The Company ensures safety of depositor funds and relative balances between interest rate sensitive assets and liabilities through its Asset/Liability Committee, which actively monitors the maturity and repricing characteristics of interest rate sensitive assets and liabilities on an ongoing basis.

Deposits

    The following tables set forth the average amount of, and the average rates paid on, major deposit categories for the years ended December 31, 1996, 1995, and 1994, respectively.

                                    Year Ended December 31,
                            1996               1995                 1994
                     Average   Average   Average   Average   Average   Average
                     Balance    Rate     Balance     Rate    Balance      Rate

Noninterest bearing
 demand deposits. $23,213,560    ---  $ 21,568,931   ---  $ 21,469,381   ---
Interest beariing
 demand deposits...29,025,668    1.30%  26,285,775   1.82%  21,976,525  2.14%
Savings deposits...36,536,619    2.55   36,658,584   2.97   33,089,354  2.76
Money market
  deposits.........11,545,345    2.51   11,990,156   2.77   11,241,650  2.63
Certificates of
 deposit..........102,699,682    5.36  100,009,723   5.41   77,945,692  4.39

  Total Deposits.$210,020,874         $196,513,169        $165,722,602

Securities sold under
 agreement to
 repurchase......$  1,942,414    5.25 $  1,164,094  5.68% $  1,087,949  3.31%
Total............$211,963,288         $197,677,263        $166,810,551


    The following table sets forth the amount of time certificates of deposit of $100,000 or more of the Bank as of December 31, 1996 for various dates of maturity.

  December 31, 1996 - Time Certificates of Deposit $100,000 or More

Three months or less......................    $14,971,167
Three months through six months...........      5,147,743
Six months through twelve months..........      2,025,339
Over twelve months........................      2,091,988
     Totals...............................    $24,236,237

Return on Equity and Assets

    The following table sets forth selected financial ratios of the Company on a consolidated basis for the periods indicated.


                                  For the Year Ended December 31,
                                    1996     1995      1994

Return on average assets......       1.22%    1.19%     1.19%
Return on average equity......      11.86    12.36     11.61
Dividends declared to net income    20.98    18.23     19.08
Loans to deposits.............      70.51    65.41     64.74
Loans to deposits and securities
  sold under agreement to
  repurchase..................      69.93    64.84     64.43
Non-performing loans to total
  loans.......................        .59      .56       .39
Net charge-offs to average
  total loans.................        .12      .11       .20
Allowance for possible loan
  losses to loans at year-end.       1.26     1.29      1.26
Average shareholders' equity
  to average total assets.....      10.32%    9.59%    10.24%

Short-Term Borrowings

    Not applicable.

Item 2 -     Properties

    The following table sets forth the location of the Bank's offices, as well as certain information related to these offices, as of December 31, 1996:


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

                              PART II

Item 5 -     Market for the Registrants Common Equity and Related
Stockholder Matters

    During November of 1993, the Company completed a second public offering of 200,000 shares of its common stock and 200,000 warrants to purchase additional shares of its common stock. The offering was very successful, increasing to approximately 800 the number of shareholders of the Company. On January 3, 1994, the Company listed its common stock and warrants on the National Association of Securities Dealers Quotation System (NASDAQ) Small Cap Market. Although the market for the Company's common stock has become more active since the initial listing, as with many stocks of companies such as the Company, trading remains limited.

    As of March 17, 1997, the "Bid" and "Ask" price of the Company's common stock and warrants was $34.50 and $35.75 per share, respectively, and $11.00 and $12.25, respectively, as reported on the National Association of Securities Dealers Quotation System (NASDAQ) Small Cap Market. The market price for the Company's common stock is reflected daily on the National Association of Securities Dealers Automated Quotation System (NASDAQ) Small Cap Market under the symbol LEBC. The Company's warrants also trade on the NASDAQ Small Cap Market under the symbol LEBCW. First Albany Corporation, Ryan, Beck & Company, McConnell, Budd and Downes, and Tucker Anthony, Inc. all make a market in the Company's common stock and warrants. All shareholders who own their stock in their individual names are eligible to participate in the Company's Dividend Reinvestment Plan which was introduced in November 1991 and 37% of those eligible participate. These quotations represent inter-dealer quotations without adjustment for retail mark-ups, mark-downs, or commissions, and may not necessarily represent actual quotations. The following table sets forth the quarterly high and low "Bid" quotations for the years ended December 31, 1996 and 1995, respectively:

Quarterly Data           1996                        1995
Bid Price      4th    3rd    2nd    1st     4th    3th    2nd   1st
     High    $31.25 $30.50 $31.25 $31.75  $29.75 $28.00 $26.75 $21.00
     Low     $29.25 $29.00 $29.75 $30.00  $27.75 $26.50 $20.75 $19.50

    The Company declared dividends of $.66 per share to its shareholders during the year ended December 31, 1996. In 1995, the Company declared annual dividends of $.54 per share. Although the Board of Directors of the Company has declared its intention to continue the payment of cash dividends on the Company's common stock, no assurance can be given that any dividends will be declared or, if declared, what the amount of the dividends will be or whether such dividends, once declared, will continue. As a bank holding company, the Company's ability to pay dividends is primarily a function of the dividend payments it receives from the Bank, which are subject to certain limitations. See Note 16 of "Notes to Consolidated Financial Statements" included on this Annual Report on Form 10-KSB on pages 54 and 55 . In determining the amount of such dividends to be paid by the Company, if any, the Board of Directors will consider such factors as the earnings and financial condition of the Company, as well as regulatory requirements and the Bank's need to retain capital to support its growth.

Item 6 -     Management's Discussion and Analysis of Financial Condition
and Results of Operations

The purpose of this section is to focus on relevant business events and information provided in this Annual Report. For a full understanding of this discussion, reference should be made to the Consolidated Financial Statements, and Notes thereto, and the Consolidated Financial Highlights herein. The preceding Financial Statements have neither been audited nor approved by the FDIC.

The Company is a bank holding company with one subsidiary, The Bank of Castile (the "Bank"). The Bank is a full-service, community oriented, commercial bank which offers a full range of commercial and consumer banking services to municipalities, businesses and individuals. During 1996, however, the Bank did not provide trust services.
The Bank conducts its operations through its main office located in Castile, New York, and at its nine (9) branch offices in towns situated in and around the areas commonly known as the Letchworth State Park and the Genesee Valley regions of New York state. Specifically, the Bank has branch offices in the towns of Arcade, Avon, Batavia, Caledonia, Gainesville, LeRoy, Perry, York (Retsof), and Warsaw.
The Company's strategic plan calls for the continued growth of its banking franchise within the current market area and adjoining areas through the acquisition and/or expansion of additional offices, if and when opportunities occur.
The Company's market area has remained reasonably healthy. As evidenced by the following chart, the average annual unemployment rate has remained relatively constant in each of the three counties where the Bank does the majority of its business.

       Genesee   Livingston   Wyoming
1996    5.1%        5.3%       6.4%
1995    5.1%        5.2%       6.6%

In addition, the efforts of local development agencies are yielding moderate results in the Bank's market area, with several new companies relocating or expanding in the three county area during the past year. FINANCIAL CONDITION
1996 Compared With 1995
The total assets of the Company as of December 31, 1996 increased by $11.6 million to $245.1 million, representing a 4.95% increase from the $233.5 million figure as of December 31, 1995. This growth in total assets occurred in several areas, including the Bank's loan portfolio, which increased by 9.60% or $12.8 million and the Bank's premises and equipment area, which increased by $.7 million or 13.02%, primarily as a result of the purchase of a state of the art image processing system which is located in the Bank's Operations Center in Perry, New York.
The Company's commercial real estate loans remained virtually unchanged at $33.9 million. Commercial and industrial loan volume increased by $4.8 million to $28.1 million at year end 1996, representing an increase of 20.59% from the year ended December 31, 1995. In the view of management, the growth in commercial and industrial loans is at least partially due to the business development efforts of the Company's calling officers and a continuing change in strategic focus of larger competing institutions away from this type of lending. This is also the primary reason for the $3.9 million, or 15.33%, increase in our agricultural loan portfolio, which consists primarily of loans to the larger dairy farms and selected cash crop farms. Deregulation in the dairy industry has and will continue to produce volatile milk prices. The portfolio has shown no appreciable depreciation in producer success due to this volatility. In fact, during 1996, the returns on our large scale dairy operations show that prices have been favorable overall.
The consumer loan portfolio decreased modestly by $.3 million, or 3.13%, to $9.6 million at December 31, 1996. The continued decline in the consumer loan area seems to have been reversed in 1996 by an upward trend in the second half of the year due to an increased focus on this type of loan.
The Company's residential real estate loans, including home equity lines of credit, increased by $4.5 million, or 11.03%, to $45.7 million at December 31, 1996. This increase resulted, in part, from the retention in our portfolio of many of the fifteen year, fixed rate mortgage originations. Last year, the majority of those originations were sold into the secondary market. The volume of home equity lines of credit grew to $9.5 million at year end 1996, an increase of 3.06% from the prior year. These loans are priced in an adjustable manner tied to the New York Prime rate and reprice quarterly, and have been subject to fierce marketplace competition.
Total deposit growth in 1996 was $3.4 million, or 1.68%, to $207.5 million at December 31, 1996. Changes during the year, by category, were as follows: an increase of $.6 million in noninterest-bearing deposits; a decrease of $1.3 million in savings deposits; a $6.0 million increase in NOW accounts; a decrease of $0.4 million in money market accounts; a decrease of $2.2 million in certificates of deposit under $100,000; and an increase of $.7 million in certificates of deposit greater than $100,000. At year end 1996, the Bank also had $1.7 million in securities sold under agreements to repurchase, "deposit-like" instruments. Noninterest-bearing deposits increased to $27.3 million at year end 1996, a 2.40% increase when compared to year end 1995. There were no branch acquisitions during 1996, which means that all the growth detailed above was internally generated. Average noninterest-bearing deposits increased from $21.6 million for the year ended 1995 to $23.2 million for the year ended 1996. Average noninterest-bearing deposits as a percentage of total average deposits increased from 10.98% at year end 1995 to 11.43% at year end 1996.
The yield on the Company's interest-earning assets was 8.34% for the year ended December 31, 1996, a decrease of 25 basis points from the yield of 8.59% for the year ended December 31, 1995. During this same period, the rate for total interest-bearing liabilities decreased 23 basis points to 4.02% from 4.25%. As a result, the net interest spread decreased slightly to 4.32% for the year ended December 31, 1996, from 4.34% for the prior year. The net interest margin decreased slightly to 4.92% in 1996 from 4.93% in 1995.
The Company's shareholders' equity increased to $25.8 million at year end 1996, up 13.05% from the $22.8 million figure at year end 1995. This increase was primarily the result of the retention of 79.02% of the current year's earnings. Additionally, warrants and options exercised during 1996 boosted the equity total.
The Company's return on average shareholders' equity was 11.86%, which is consistent with industry averages. Although this figure represents a decrease from the 12.36% figure during 1995, much of this decrease is attributable to the increase in capital during the year from the exercise of warrants and options.
1995 Compared With 1994
The total assets of the Company as of December 31, 1995 increased by $21.8 million to $233.5 million, representing a 10.29% increase from the $211.7 million figure as of December 31, 1994. This growth in total assets occurred in several areas, including the Bank's investment securities portfolio which increased by 16.21% or $11.5 million, and the loan portfolio, which increased by 9.98% or $12.1 million. The remaining increase in total assets was primarily in the Bank's premises and equipment area which increased by $.7 million or 17.37%.

Commercial and industrial loan volume increased by $3.6 million to $23.3 million at year end 1995, representing an increase of 18.54% from the year ended December 31, 1994. The Company's commercial real estate loans increased by $5.9 million to $33.9 million. Loans to the larger dairy farms and selected cash crop farms during 1995 resulted in the $3.1 million, or 13.93%, increase in our agricultural loan portfolio.

The consumer loan portfolio decreased by $1.3 million, or 11.76%, to $10.0 million at December 31, 1995. This was primarily the result of decreased demand for direct and indirect consumer loans in all of our markets, which follows a nationwide trend.

Due to the sale of $2.8 million of mortgage loans during 1995, the Company's residential real estate loans, including home equity lines of credit, increased by a modest $0.8 million, or 1.90%, to $41.1 million at December 31, 1995. The mortgage loans that were sold were fixed rate loans; adjustable rate mortgage loans and servicing of all loans are retained by the Bank. The volume of home equity lines of credit grew to $9.2 million at year end 1995, an increase of 4.32% from the prior year.

Total deposit growth in 1995 was $16.6 million, or 8.86%, to $204.1 million at December 31, 1995. This growth was accomplished as follows: an increase of $3.6 million in noninterest-bearing deposits; a decrease of $2.1 million in savings deposits; a $1.0 million decrease in NOW accounts; an increase of $0.5 million in money market accounts; an increase of $8.9 million in certificates of deposit under $100,000; and an increase of $6.8 million in certificates of deposit greater than $100,000. At year end 1995, the Bank also had $1.8 million in securities sold under agreements to repurchase.

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




RESULTS FROM OPERATIONS
Income before taxes increased by 6.99% to $4.22 million in 1996 from $3.95 million in 1995. Net income for the year ended December 31, 1996 was a record $2.87 million, surpassing the previous record of $2.66 million for the prior year, an 8.01% increase. The Company's other operating income for the year ended December 31, 1996 increased by $60,492 or 5.46% from the prior year. This increase resulted primarily from increased service charges and an increase in the number of transaction accounts.

The Company's other operating expenses increased to $7.4 million in 1996, up 3.60% from $7.1 million for the prior year. This reflects a modest increase in salaries and benefits expense of $308,798, due to normal salary increases, increased benefit costs and several additional employees. The FDIC assessment for the year 1996 decreased by $49,020 due to the decrease of the FDIC premiums on the Bank Insurance Fund. The total assessment to the Bank for 1996 was $50,000. The remaining $140,000 expense was a one time fee paid to the FDIC to recapitalize the Savings Association Insurance Fund ("SAIF"). The deposits purchased in 1992 from Anchor Savings Bank in LeRoy remain insured by SAIF. The increase in total other operating expenses reflect increased occupancy and equipment expense categories. The increase in occupancy expense can be attributed to a full year of depreciation of the newly expanded Operations Center in Perry, New York. The increase in equipment expense resulted from the depreciation of the core processing system and the image processing system purchased in 1996.

The Company's net income was $2,870,341 for 1996, or $2.91 per common and common equivalent share outstanding. This represents an increase of 8.01% in net income and a 2.46% increase in earnings per share when compared to the prior year's figures. Charges to expense for the provision for income taxes amounted to $1,351,000 for 1996, up from $1,288,150 in 1995. The increase results from higher pre-tax income, as the Company's effective income tax rate remained relatively constant at 32.00% in 1996, compared to 32.60% in 1995.


RATE SENSITIVITY AND FUNDS LIQUIDITY MANAGEMENT

The Company maintains adequate liquidity and ensures safety of depositor funds and a relative balance between interest rate sensitive assets and liabilities through its asset/liability committee. As set forth above, the Company's net interest margin decreased by one basis point to 4.92% in 1996 from 4.93% in 1995. The net interest margin remains strong compared to peer organizations. Management believes the Company is well balanced in terms of the repricing of its assets and liabilities.

Liquidity is provided by the Company's investment portfolio, including the federal funds position, which averaged 35.56% and 37.47% of average total assets in 1996 and 1995, respectively. The investment portfolio had a weighted average maturity of 30 months in 1996 versus a 38 month average maturity in 1995, with $16.2 million of the investment portfolio maturing in one year or less. The size of the investment portfolio decreased modestly during 1996, as more of the Company's funding was allocated to the loan portfolio.

Daily liquidity is provided by the purchase or sale of federal funds with various institutions. During 1996, the Bank was a seller of federal funds with average daily sales of $4.5 million. Although employed for only 23 days during 1996, the Bank also has the ability to borrow from the Federal Reserve Bank of New York, a correspondent bank, or the Federal Home Loan Bank. Membership allows the Bank to borrow periodically on a short-term or long-term basis at preferred rates. The Bank has borrowings of $8,144,797 on a long-term basis from the Federal Home Loan Bank to fund the ESOP and for other purposes. Included in the total borrowing is $5 million borrowed in December 1996 with variable interest rate terms. The proceeds from these advances have been invested in longer term, tax-exempt municipal bonds to help lower the Bank's asset sensitivity position. The overall liquidity of the Company is supplemented by its core deposits which, as previously noted, have grown both in volume and in percentage of total deposits.

The Bank also had secondary market sales and loan participations with other institutions totaling $2.3 million in various commercial, agricul tural or residential mortgage loans during 1996. Management expects to continue such sales from time to time.


GAP Analysis
GAP analysis is one tool used by the Bank to assess the sensitivity of the earnings and overall capital to changes in market interest rates. The chart below identifies the number of assets and liabilities which may reprice within the time periods shown. The asset/liability committee of the Bank meets periodically to assess interest sensitivity and to formulate management strategies based on what is discussed. Certain assumptions are necessary in establishing a meaningful GAP analysis. These key assumptions are discussed in this section. Floating rate securities and loans are categorized according to their repricing frequency. For other investment securities that have ongoing principal reduction, modified duration is used in identifying the repricing opportunities. Contractual payment schedules are used for fixed rate commercial loans. For consumer installment loans, an assumed maturity of 36 months is used, and the dollars are pooled over this time period. Cash and due from bank accounts are reflected entirely in the zero to three month category. Other non-rate sensitive assets are shown in the over five years category. Deposits with no fixed maturity date are categorized according to the way they have behaved historically, as well as how often rate changes have been made. Money market deposit accounts are slotted in the 90 day time band. The other categories, NOW accounts, savings accounts, and noninterest-bearing accounts, are categorized with 30% in the 3-5 year time band and 5% in the 5-10 year time band. All other categories of interest-earning assets and interest-bearing liabilities not discussed separately are classified according to their contractual agreements.
The Company's balance sheet was slightly asset sensitive at year end 1996. The continued upturn of rates is not expected to significantly impact earnings. The Company is not involved in any off-balance sheet derivative products, and its holding in mortgage-backed securities is very stable.

The following GAP table as of December 31, 1996 includes all major categories of interest-earning assets and interest-bearing liabilities:
                             0-3       3-12      1-5       Over
                             Month    Months    Years      5 Years    Total
ASSETS: (In millions)
Securities and
  Federal Home Loan Bank stock
                        $ 21,765   $ 11,785    $ 32,675    $ 13,103  $ 79,328
Federal funds sold           450                                          450
Loans                     89,281     21,425      17,986      17,604   146,296
Allowance for possible loan losses                           (1,841)   (1,841)
    Net loans             89,281     21,425      17,986      15,763   144,455
Total interest-earning assets
                         111,496     33,210      50,661      28,866   224,233
Other assets              11,116                              9,704    20,820
    Total assets        $122,612   $ 33,210    $ 50,661    $ 38,570  $245,053

LIABILITIES AND SHAREHOLDERS' EQUITY:
NOW accounts            $    0     $  3,183    $ 12,730    $ 15,914  $ 31,827
Money market deposit accounts        11,323                            11,323
Savings accounts             0        3,428      13,713      17,141    34,282
Certificates of deposit   41,056     49,598      12,064         0     102,718
Total interest-bearing deposits
                          41,056     67,532      38,507      33,055   180,150
Repurchase agreements      1,273        430                             1,703
Long-term debt             5,322        316       1,087       1,420     8,145
Total interest-bearing liabilities
                          47,651     68,278      39,594      34,475   189,998
Noninterest-bearing deposits 0        2,805      11,222      13,318    27,345
Other liabilities                                             1,904     1,904
    Total liabilities     47,651     71,083      50,816      49,697   219,247
Shareholders' equity                                         25,806    25,806
    Total liabilities and shareholders' equity
                        $ 47,651   $ 71,083    $ 50,816    $ 75,503  $245,053
GAP                     $ 74,961   $(37,873)   $   (155)  $ (36,933)
CUMULATIVE GAP          $ 74,961   $ 37,088    $ 36,933)


MEASURES OF PERFORMANCE
Various measures of performance are available to analyze any bank's safety, soundness, and financial health. The Consolidated Financial Highlights section of this Annual Report details common measures such as return on assets, return on equity and earnings per share. Other indicators are as follows:
1. Banks measure how they covered other operating expenses with noninterest or fee income. In 1996, 1995, and 1994, the Bank covered 15.88%, 15.60%, and 16.21%, respectively, of such other operating expenses with noninterest income or fees.
2. The capital ratio measures the ending capital of a bank as a percentage of its ending assets. This ratio reflects a bank's ability to support deposit growth and provide a reserve for any potential future deterioration in asset quality. At year end 1996, the capital ratio of the Bank was 10.53%, up from 9.78% at year end 1995. This change was primarily a result of the retention of 79.02% of 1996 net earnings.
3. The loan to deposit ratio is a secondary measure of liquidity. The Bank's loan to deposit ratio increased to 70.51% at year end 1996 from 65.41% in 1995. This ratio is within the 70-75% range set forth in the Company's strategic plan and indicates that the Bank maintains adequate liquidity and is actively serving the credit needs of its community. The ratio was clearly affected by the larger increase in the loan volume, compared to the increase in deposits during 1996.
4. Asset quality is a critical measure of any bank's potential for continued performance. The net loan charge-offs of the Bank were $157,610, $134,963, and $233,825, for the years ended December 31, 1996, 1995, and 1994, respectively. During 1996, 1995 and 1994, the ratio of net charge-offs to average loans outstanding was 0.12%, 0.11%, and 0.20%, respectively, which are very low percentages when compared with our peer group. In 1996, net loan losses were spread among the commercial and industrial, real estate, and consumer loan categories, with no losses in the agricultural category.
5. The allowance for possible loan losses as a percentage of total loans outstanding decreased slightly from 1.29% at year end 1995 to 1.26% at year end 1996. As a result of the growth of the loan portfolio and charge-offs during 1996 and 1995, $282,510 and $324,363, respectively, were charged to the provision for loan losses.
With the category of non-performing loans defined as non-accruing loans plus accruing loans past due 90 days or more, the Company had $863,800 in non-performing loans at year end 1996, or 0.59% of total loans, and $741,700 in non-performing loans at year end 1995, or 0.56% of total loans. This compares very favorably with peer group banks.
BANK FACILITIES AND SERVICES
The Company made significant investments in its core processing system in 1996. Additionally, the Company was pleased to implement some innovative new item processing equipment in 1996. This new technology will allow the Company to produce customer statements with images of cancelled checks. More efficient customer service and better statement readability will result from this process. The cost of this system was approximately $540,000 which should be recovered in three years through savings in postage expense and more efficient use of labor. The Company was one of the first financial institutions in the area to implement this imaging technology.

Item 7 -     Financial Statements








Report of Independent Accountants







Price Waterhouse LLP





To the Board of Directors and Shareholders of Letchworth Independent Bancshares Corporation


In our opinion, the accompanying consolidated statement of condition and the related consolidated statements of income, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Letchworth Independent Bancshares Corporation and its subsidiary at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP
Buffalo, New York
January 16, 1997

                                   CONSOLIDATED STATEMENT OF CONDITION



                                                            December 31,
                                                        1996            1995
     ASSETS:
     Cash and due from banks                        $11,115,746     $7,752,080
     Federal funds sold                                 450,000      2,050,000
     Securities available for sale                   36,151,500     37,564,600
     Securities held to maturity (market value of
         $42,968,700 and $45,622,500, respectively)  42,071,869     44,406,441
     Loans, net of allowance for loan losses of
         $1,841,200 and $1,716,300, respectively    144,455,041    131,762,788
     Accrued interest receivable                      1,716,241      1,949,266
     Federal Home Loan Bank stock                     1,105,000        636,300
     Premises and equipment, net                      5,649,294      4,998,697
     Other assets                                     2,338,019      2,373,972
               Total assets                        $245,052,710   $233,494,144

     LIABILITIES AND SHAREHOLDERS' EQUITY:
     Deposits:
          Noninterest-bearing                      $ 27,344,602    $26,704,826
          Interest-bearing                          180,149,695    177,370,635
               Total deposits                       207,494,297    204,075,461
     Securities sold under agreements to repurchase   1,702,729      1,767,984
     Accrued interest payable                           708,380        747,351
     Accrued taxes and other liabilities              1,196,913        570,448
     Advances from Federal Home Loan Bank             8,144,797      3,507,020
               Total liabilities                    219,247,116    210,668,264
     Commitments and contingent liabilities
     Shareholders' equity:
          Common stock, $1.00 par value, 1,500,000
              shares authorized,939,386 and 899,970
              shares issued, respectively               939,386        899,970
          Capital surplus                            10,910,120     10,206,024
          Retained earnings                          14,046,314     11,778,164
     Unearned employee stock ownership plan shares     (253,095)      (365,678)
     Unrealized gain on investments, net                162,869        307,400
               Total shareholders' equity            25,805,594     22,825,880
                                                   $245,052,710   $233,494,144


     The accompanying notes are an integral part of these financial statements.

                      CONSOLIDATED STATEMENT OF INCOME


                                               Year ended December 31,
                                             1996         1995        1994
     INTEREST INCOME:
     Interest and fees on loans         $ 13,203,737 $ 12,788,697 $ 10,665,418
     Interest and dividends on investment securities -
          Taxable                          3,580,580    3,603,440    2,368,742
          Exempt from federal income taxes 1,116,078    1,088,331      828,048
     Interest on federal funds sold          239,712      397,103      173,644
               Total interest income      18,140,107   17,877,571   14,035,852
     Interest expense on deposits and advances
                                           7,443,397    7,610,361    5,231,986
     Net interest income                  10,696,710   10,267,210    8,803,866
     Provision for possible loan losses      282,510      324,363      312,725
     Net interest income after provision for possible loan losses
                                          10,414,200    9,942,847    8,491,141

     OTHER OPERATING INCOME:
     Service charges on deposit accounts     913,667      888,363      777,402
     Other charges and fees                   90,925       83,228       70,005
     Other operating income                  137,730      116,681      117,318
     Net gain on sales of loans and investment securities
                                              26,767       20,325       38,075
               Total other operating income
                                           1,169,089    1,108,597    1,002,800

     OTHER OPERATING EXPENSE:
     Salaries and employee benefits        4,060,834    3,752,036    3,184,568
     Occupancy expense                       505,532      449,478      370,600
     Printing and supplies                   252,491      323,182      319,195
     Equipment expense                       621,224      550,829      500,945
     FDIC assessment                         190,077      239,097      358,484
     Other operating expenses              1,731,790    1,791,221    1,454,317
               Total other operating expense
                                           7,361,948    7,105,843    6,188,109
     Income before income taxes            4,221,341    3,945,601    3,305,832
     Provision for income taxes            1,351,000    1,288,150    1,050,000
               Net income               $  2,870,341  $ 2,657,451  $ 2,255,832
     Earnings per common and common equivalent share
                                             $  2.91      $  2.84      $  2.49


     The accompanying notes are an integral part of these financial statements.

          Consolidated Statement of Changes in Shareholders' Equity


                                        Unearned
                                        employee                      Minimum
                                         stock         Unrealized     pension
        Common    Capital   Retained    ownership   gain (loss) on   liability
         stock    Surplus   earnings   plan shares   investments   adjustment
BALANCE AT DECEMBER 31, 1993
     $896,720  $10,087,067  $ 7,779,849 $ (446,750)

Net income                    2,255,832
Payment of ESOP debt                       109,000
Net unrealized depreciation
  of securities available for sale                    $(389,976)
Minimum pension liability adjustment                                $(58,646)
Cash dividends declared
  ($.48 per share)             (430,426)

BALANCE AT DECEMBER 31, 1994
      896,720   10,087,067    9,605,255   (337,750)    (389,976)     (58,646)

Net income                    2,657,451
Exercise of stock warrants
        3,250       71,500
Payment of ESOP debt                       112,583
Additional debt incurred by ESOP          (140,511)
Excess of fair value over cost of ESOP
  shares released   47,457
Net unrealized appreciation
  of securities available for sale                     697,376
Minimum pension liability adjustment                                  58,646
Cash dividends declared
    ($.54 per share)          (484,542)
BALANCE AT DECEMBER 31, 1995
      899,970   10,206,024  11,778,164    (365,678)    307,400         - 0 -

Net income                   2,870,341
Exercise of stock options and warrants
       39,416      667,024
Payment of ESOP debt                       112,583
Excess of fair value over cost of ESOP
  shares released   37,072
Net unrealized depreciation
  of securities available for sale                    (144,531)
Cash dividends declared
     ($.66 per share)         (602,191)

 BALANCE AT DECEMBER 31, 1996
    $939,386   $10,910,120 $14,046,314   $(253,095)  $ 162,869)     $  - 0-



     The accompanying notes are an integral part of these financial statements.

  CONSOLIDATED STATEMENT OF CASH FLOWS
                                                  Year ended December 31,
                                               1996       1995        1994
     CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                          $  2,870,341 $  2,657,451  $2,255,832
     Adjustments to reconcile net income to net cash
       provided by operating activities -
         Depreciation and amortization        890,391      871,691     796,993
         Provision for possible loan loss     282,510      324,363     312,725
         ESOP compensation expense            149,655      168,720     122,788
         (Gain) loss on sales of investments  (12,924)                  20,685
         (Gain) on sales of loans             (13,843)     (20,325)    (58,760)
         Decrease (increase) in interest receivable
                                              233,025     (237,695)   (483,614)
         Increase in other assets             (40,940)    (162,116)   (627,549)
         (Decrease) increase in interest payable
                                              (38,971)     327,398)    155,333)
         Increase (decrease) in accrued taxes and other liabilities
                                              626,465      372,746    (355,562)
   Net cash provided by operating activities4,945,709    4,302,233   2,138,871

     CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sales of securities available for sale
                                            4,519,219                5,026,718
     Proceeds from calls and maturities of securities -
         Held to maturity                  10,038,268    8,804,540   7,666,031
         Available for sale                 3,491,312    2,708,815   1,021,436
     Proceeds from sales of loans           1,281,775    2,806,959   6,262,318
     Purchase of securities held to maturity
                                          (10,440,504) (21,062,965)(29,541,871)
     Purchase of securities avail. for sale(4,726,907)  (1,043,450) (6,157,550)
     Net increase in loans                (14,242,695) (15,032,944)(15,036,503)
     Expenditures for capital assets       (1,198,118)  (1,193,167) (1,558,884)
  Net cash used in investing activities   (11,277,650) (24,012,212)(32,318,305)

     CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase (decrease) in savings, NOW,
       money market and noninterest-bearing deposits
                                            4,928,493      975,217    (632,758)
     Net (decrease) increase in time deposits
                                           (1,509,657)  15,642,303  14,090,814
     Assumption of deposits of acquired branch
                                                                    19,876,751
     Net (decrease) increase in securities sold
       under agreements to repurchase         (65,255)     867,984    (100,000)
     Proceeds from current borrowings        5,000,000     892,511   2,667,900
     Repayment of borrowings                  (362,223)   (320,514)   (277,282)
     Exercise of options and warrants          706,440      74,750
     Cash dividends paid                      (602,191)   (484,542)   (430,426)
  Net cash provided by financing activities  8,095,607  17,647,709  35,194,999
     Net increase (decrease) in cash and cash equivalents
                                             1,763,666  (2,062,270)  5,015,565
     Cash and cash equivalents, beginning of year
                                             9,802,080  11,864,350   6,848,785
     Cash and cash equivalents, end of year$11,565,746 $ 9,802,080 $11,864,350)
     Interest paid                         $ 7,482,368 $ 7,282,963 $ 5,387,319
     Income taxes paid                     $ 1,617,000 $ 1,375,000 $ 1,118,150

The accompanying notes are an integral part of these financial statements

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




    NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of operations
Letchworth  Independent Bancshares Corporation is a  bank  holding
company   headquartered  in  Castile,  New   York.   Through   its
subsidiary, The Bank of Castile, it is engaged primarily in the business of commercial and retail banking in the Genesee Valley region of western New York.
Basis of presentation
The consolidated financial statements include the accounts of Letchworth Independent Bancshares Corporation and its subsidiary, The Bank of Castile (collectively, "the Company" or "LIBC"). All significant intercompany accounts and transactions have been eliminated.
The accounting policies of the Company conform with generally accepted accounting principles and prevailing practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Certain prior year balances have been reclassified to conform with current year presentation.
Securities held to maturity
Debt securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.
Securities available for sale
Securities  available for sale consist of debt and certain  equity
securities   not  classified  as  securities  held  to   maturity.
Unrealized  holding  gains  and  losses  on  available  for   sale
securities are reported as a net amount in a separate component of shareholders' equity, net of tax, until realized. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Gains and losses on the sale of securities available for sale are determined using the specific-identification method.
During   1995,  securities  with  an  amortized  cost   basis   of
$16,510,200 were reclassified from held to maturity to available for sale as permitted by the Financial Accounting Standards Board. Other than this transaction, no securities have been transferred between the available for sale and held to maturity categories or sold from the held to maturity category.

Loans
Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan.
Loans are placed on a nonaccrual status in accordance with policies established by management. Loans, other than consumer loans, are generally transferred to nonaccrual status when principal or interest payments become 90 days past due. Any accrued but uncollected interest previously recorded on such loans is reversed in the current period. Past due consumer loans are generally fully reserved or charged-off when they reach a 90 day delinquency status. Loans are returned to accrual status when management determines that the circumstances have improved to the extent that both principal and interest are collectible and there has been a sustained period of repayment performance in accordance with the contractual terms of the loan.
While   a  loan  is  classified  as  nonaccrual  and  the   future
collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding. When the future collectibility of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan had been partially charged-off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Cash interest receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-offs have been fully recovered.
The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.
In 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS 118, "Accounting by Creditors for
Impairment of a Loan - Income Recognition and Disclosures," collectively referred to as SFAS 114. Under SFAS 114, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan. SFAS 114 applies to all loans except large groups of smaller-balance homogenous loans, which are collectively evaluated. SFAS 114 does not address the overall adequacy of the allowance for credit losses. When a loan is identified as impaired, accrual of interest ceases and any amounts that are recorded as receivable are reversed out of interest income. Adoption of these statements did not have a material impact on the financial statements.
The Company measures its impaired loans by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows, discounted at the loan's effective interest rate, if the loan is not collateral-dependent. The difference between the recorded value of the impaired loan and the fair value of the loan is defined as the impairment allowance. Impairment allowances are considered by the Corporation in determining the overall adequacy of the allowance for credit losses.
Premises and equipment
Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on the straight-line basis over the estimated useful lives of the related assets, generally ranging from three to 40 years. Amortization of leasehold improvements is computed on a straight-line basis over the term of the lease. Maintenance, repairs and minor improvements are charged to operating expense as incurred. Major improvements are capitalized.
Stock-based compensation
The Company accounts for stock-based compensation using the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," which require compensation cost to be recognized based on the difference, if any, between the quoted market price of the stock on the grant date and the amount an employee must pay to acquire the stock. Income taxes
The Company accounts for income taxes using the asset and liability approach which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowances, for deductible temporary differences and net operating loss and tax credit carryforwards.
Earnings per share
Earnings per share are based upon the weighted average number of common shares outstanding during the year plus the incremental number of shares from the assumed exercise of dilutive stock options and warrants less ESOP shares not committed to be released. The weighted average number of common and common equivalent shares outstanding was 987,269 in 1996, 942,386 in 1995, and 906,435 in 1994.
Statement of cash flows
For purposes of preparing the statement of cash flows, the Company defines cash and cash equivalents as cash and due from banks and federal funds sold.


New accounting pronouncements
SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was issued in June 1996 and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. In accordance with SFAS 125, an entity recognizes financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. Management does not anticipate that adoption of this Statement will have a significant impact on the Company's financial position or results of operations.

    NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS:

The Federal Reserve Board requires banks to maintain certain minimum cash balances consisting of vault cash and deposits in the Federal Reserve Bank. The amount of such reserves is based on percentages of certain deposit types and totaled $2,356,000 and $1,414,000 at December 31, 1996 and 1995, respectively.

    NOTE 3 - INVESTMENT SECURITIES:

The amortized cost and estimated market value of securities available for sale are as follows:


                       Amortized       Gross         Gross          Estimated
                          cost       unrealized     unrealized    market value
                                       gains         losses
December 31, 1996
U.S. Treasury securities and obligations of
    U.S. government corporations and agencies
                     $ 26,662,060  $  289,841   $  (28,901)      $ 26,923,000
State and political subdivision obligations
                          501,030       4,170                         505,200
Mortgage-backed securities
                        8,716,609      20,605      (13,914)         8,723,300
              Totals $ 35,879,699  $  314,616   $  (42,815)      $ 36,151,500

December 31, 1995
U.S. Treasury securities and obligations of
    U.S. government corporations and agencies
                    $ 31,907,710   $  580,506   $ (107,416)      $ 32,380,800
State and political subdivision obligations
                       1,054,794       15,206                       1,070,000
Mortgage-backed securities
                       4,086,984       29,149       (2,333)         4,113,800
              Totals$ 37,049,488   $  624,861   $ (109,749)       $37,564,600

The amortized cost and estimated market value of securities held to maturity are as follows:



                       Amortized      Gross          Gross          Estimated
                          cost    unrealized      unrealized      market value
                                      gains         losses

December 31, 1996
U.S. Treasury securities and obligations of
    U.S. government corporations and agencies
                    $ 12,203,294   $  277,063   $  (14,557)      $ 12,465,800
State and political subdivision obligations
                      24,413,840      659,466      (34,006)        25,039,300
Mortgage-backed securities
                       5,454,735       28,603      (19,738)         5,463,600
              Totals$ 42,071,869   $  965,132   $  (68,301)      $ 42,968,700

December 31, 1995
U.S. Treasury securities and obligations of
    U.S. government corporations and agencies
                    $ 15,992,787   $  502,574   $  (11,461)      $ 16,483,900
State and political subdivision obligations
                      21,674,732      760,214      (38,846)        22,396,100
Mortgage-backed securities
                       6,738,922       31,312      (27,734)         6,742,500
              Total $ 44,406,441  $ 1,294,100   $  (78,041)      $ 45,622,500


The market values of securities are estimated utilizing independent pricing services and are based on available market data. The market values of state and political subdivision obligations that are not actively traded are determined by independent  pricing  services based  on  market  transactions  in
comparable   securities   and   various   relationships    between
securities.
The amortized cost and estimated market value of debt securities at December 31, 1996, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

                               Available for sale         Held to maturity
                              Amortized  Estimated      Amortized   Estimated
                                cost     market value     cost    market value
Due within one year         $13,166,302  $13,193,824  $ 2,963,404 $ 2,976,169
Due after one year - five years
                             15,990,810   16,230,847   23,107,100  23,539,078
Due after five years - ten years
                              1,514,257    1,530,945   14,103,139  14,546,242
Due after ten years           5,208,330    5,195,884    1,898,226   1,907,211
                            $35,879,699  $36,151,500  $42,071,869 $42,968,700

The total amortized cost and market value of securities pledged to secure public deposits, as required by law, was $41,125,000 and $42,076,000, respectively, at December 31, 1996.

 NOTE 4 - LOANS:

Loans consisted of the following:
                                                  December 31,
                                             1996         1995
    Residential real estate             $ 45,656,220  $ 41,120,730
    Commercial real estate                33,852,371    33,917,880
    Agricultural loans                    29,025,726    25,168,552
    Commercial and industrial loans       28,118,416    23,317,057
    Consumer loans                         9,643,508     9,954,869
                                        $146,296,241  $133,479,088
  Less - Allowance for loan losses        (1,841,200)   (1,716,300)
                                        $144,455,041  $131,762,788

Loans serviced for others, principally residential real estate loans,amounting to $11,476,300 and $11,590,700 at December 31, 1996 and 1995, respectively, are not included in the consolidated financial statements.
Impaired loans totalled $406,000 and $420,000 at December 31, 1996
and  1995,  respectively.  The  average  recorded  investment   in
impaired loans during 1996 and 1995 was $409,000 and $162,500, respectively. The total allowance for loan losses related to these loans was $120,700 and $171,900 at December 31 of 1996 and 1995,
respectively.   Interest  income  on  impaired   loans   was   not
significant. Nonaccrual loans totalled $492,000 and $450,500 at December 31, 1996 and 1995, respectively. Accruing loans past due 90 days or more totalled $371,800 and $291,200 at December 31, 1996 and 1995, respectively.
An  analysis of changes in the allowance for possible loan  losses is as follows:
                                       Year ended December 31,
                                  1996          1995          1994
Balance, beginning of year     $1,716,300   $1,526,900   $1,448,000
    Provision expense             282,510      324,363      312,725
    Charge-offs                  (185,599)    (216,615)    (288,992)
    Recoveries                     27,989       81,652       55,167
Balance, end of year           $1,841,200   $1,716,300   $1,526,900

    NOTE 5 - PREMISES AND EQUIPMENT:

Premises and equipment, net of accumulated depreciation and amortization, consisted of the following:
                                                    December 31,
                                                 1996         1995
    Land and improvements                   $  320,976    $  320,976
    Premises                                 4,128,631     4,000,757
    Furniture, fixtures and equipment        3,714,634     2,681,308
    Leasehold improvements                     176,070       176,070
                                             8,340,311     7,179,111
    Less - Accumulated depreciation and amortization
                                            (2,691,017)   (2,180,414)
                                            $5,649,294    $4,998,697

Depreciation expense was approximately $547,500 in 1996, $453,500 in 1995 and $425,500 in 1994.

NOTE 6 - DEPOSITS:

         Deposits consisted of the following:
                                                   December 31,
                                                1996         1995
Noninterest-bearing deposits               $ 27,344,602 $ 26,704,826
Negotiable order of withdrawal deposits      31,826,528   25,827,144
Savings deposits                             34,282,225   35,545,073
Money market deposits                        11,323,102   11,770,921
Certificates of deposit less than $100,000   78,481,603   80,689,791
Certificates of deposit $100,000 or greater  24,236,237   23,537,706
                                           $207,494,297 $204,075,461

At December 31, 1996, the scheduled maturities of certificates of deposit in 1997, 1998, 1999, 2000, 2001 and thereafter are as follows: $84,113,252, $13,896,880, $2,160,041, $1,997,928,
$520,006 and $29,733, respectively. Securities sold under agreements to repurchase averaged approximately $1,942,000 during 1996, and the maximum amount outstanding at any month-end during 1996 was $2,192,000.

    NOTE 7 - ADVANCES FROM FEDERAL HOME LOAN BANK:

At December 31, 1996, the Company has advances, secured by residential mortgage loans, from the Federal Home Loan Bank of New York of $8,144,797. These borrowings have fixed and variable rates of interest ranging from 5.19% to 7.97%, with a weighted average interest rate of 6.24%, and mature at various dates through 2005. Principal repayments required in 1997,
1998,  1999,  2000 and 2001 are as follows: $5,368,400,  $345,400,
$366,200,  $318,400 and $342,500, respectively.  At  December  31,
1996, the Company has an available line of credit with the Federal Home Loan Bank of New York of $23,266,700. There are no significant commitment fees associated with this line, and there were no borrowings against this line during 1996.

    NOTE 8 - SHAREHOLDERS' EQUITY:

The Company has 100,000 shares reserved for issuance under its fixed stock option plan. The options may be granted at prices not less than the fair market value at the date of grant, vest over periods up to nine years, and expire no later than 10 years after the date of the grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions: a risk-free interest rate of 6.49%; an expected life of seven years; expected volatility of 14.89%; and an expected dividend yield of 2.62%. The Company did not recognize any compensation cost associated with the granting of options during 1996. Had the Company recognized compensation cost associated with these options, net income and earnings per share would have been $2,866,950 and $2.91, respectively.




A summary of the status of the Company's stock option plan as of December 31, 1996, 1995 and 1994 and changes during the years ending on those dates is as follows:

                   1996                 1995                  1994
                      Weighted                 Weighted            Weighted
                       average                  average            average
             Shares exercise price Shares exercise price Shares exercise price
Outstanding at beginning of year
             81,258      $15       81,258         $15      81,258     $15
Granted      17,000       29
Exercised   (25,016)      15
Forfeited    (1,750)      15
Outstanding at end of year
             71,492      $18       81,258         $15      81,258     $15
Options exercisable at year end
             35,991      $15       54,631         $15      46,505     $15
Fair value of options granted during the year    $7.99


At December 31, 1996, there are 54,492 options outstanding with an exercise price of $15 and a remaining contractual life of three years, and 17,000 options outstanding with an exercise price of $29 and a remaining contractual life of ten years.
During November 1993, the Company sold 200,000 shares of its common stock with attached warrants to purchase an additional 200,000 shares. The warrants are exercisable at $23.00 per share and expire on December 31, 1997. Warrants for 14,400 shares and 3,250 shares were exercised during 1996 and 1995, respectively.
Warrants for 182,350 shares are outstanding as of December 31, 1996.

    NOTE 9 - INCOME TAXES:


     The components of the provision for income taxes are as follows:

                                            Year ended December 31,
                                  1996         1995        1994
    Current:
        Federal                $1,021,500   $1,210,150   $  605,000
        State                     322,300      371,000      198,000
                                1,343,800    1,581,150      803,000
    Deferred:
        Federal                     6,000     (223,000)     185,000
         State                      1,200      (70,000)      62,000
                                    7,200     (293,000)     247,000
                               $1,351,000   $1,288,150   $1,050,000

 The components of deferred taxes are as follows:
                                                    December 31,
                                                 1996        1995
Deferred tax assets:
    Allowance for possible loan losses         $568,000    $505,600
    Deferred compensation                        85,700      79,200
    Deferred loan origination fees and costs     47,200      58,100
    Unrealized gains recognized for tax purposes             39,000
    Other                                        10,400
                                                711,300     681,900
 Deferred tax liabilities:
    Depreciation                                172,200     137,700
    Pension                                       3,700      21,000
    Unrealized investment gains                 109,000     208,000
    Unrealized losses recognized for tax purpose 20,900
                                                305,800     366,700
    Net deferred tax asset                     $405,500    $315,200

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before taxes. The items causing this difference are as follows:

                                  Year ended December 31,
                           1996              1995              1994
                              % of pretax         % of pretax      % of pretax
                       Amount   income     Amount   income   Amount    income
Expected tax at federal statutory rates
                     $1,435,000 34.00% $1,342,000 34.00%  $1,124,000    34.00%
Increases (decreases) resulting from:
  Tax exempt interest  (331,000)(7.80)   (320,000)(8.10)    (251,000)   (7.60)
  State income taxes, net of federal benefit
                        214,000  5.00     199,000  5.00      171,600     5.20
  Other, net             33,000   .80      67,150  1.70        5,400      .20
Provision for income taxes
                     $1,351,000 32.00% $1,288,150 32.60%  $1,050,000   31.80%



    NOTE 10 - EMPLOYEE BENEFIT PLANS:

The Company has a noncontributory defined benefit pension plan covering substantially all employees. Benefits are based on 1% of career average annual compensation multiplied by the number of years of service, up to 40 years. The Company's funding policy is to contribute annually an amount, based on actuarial computations, which would satisfy the Internal Revenue Service's funding standards.

Net pension expense includes the following components:
                                            Year ended December 31,
                                            1996      1995      1994
Service cost - benefits earned during the period
                                        $  83,041  $  62,704 $  88,666
Interest cost on projected benefit obligation
                                           86,718     76,282    76,646
Actual return on plan assets             (194,835)  (168,603)   49,001
Net amortization and deferral              87,739     71,494  (137,755)
         Net pension expense            $  62,663  $  41,877  $ 76,558

The funded status of the plan was as follows:
                                             December 31,
                                            1996      1995
Actuarial present value of benefit obligations:
    Vested benefit obligation           $1,037,994 $  931,924
    Accumulated benefit obligation      $1,137,158 $1,027,518
Projected benefit obligation for services rendered to date
                                        $1,381,795 $1,212,983
Plan assets at fair value                1,454,079  1,305,276
Excess of plan assets at fair value over
         projected benefit obligation       72,284     92,293
Unrecognized net (gain) loss from past experience different from that assumed and effects of changes in assumptions
                                           (23,217)    26,538
Unrecognized prior service cost               (350)      (378)
Unrecognized net transition asset          (41,022)   (48,095)
Prepaid pension cost                     $   7,695  $  70,358

The projected benefit obligation at December 31, 1996 and 1995 was determined using a discount rate of 7.00% and an assumed average rate of increase in future compensation levels of 5.50%. The expected long-term rate of return on plan assets was 7.75%. The plan assets consist primarily of fixed income securities. The unrecognized net transition asset as of January 1, 1989 is being amortized over the remaining service lives of the participants which approximates 14 years.
The Company also has an executive supplemental income plan which provides for specified deferred compensation benefits payable to certain officers in the event of death, disability or retirement. The liability relating to this plan was approximately $214,000 and $196,000 at December 31, 1996 and 1995, respectively, and was determined using a discount rate of 8% and an assumed rate of increase in future compensation of 3%. There were charges to income related to this plan in 1996 and 1995 of approximately $42,500 and $36,800, respectively. The Company is both owner and beneficiary of a life insurance policy on the life of each participant, the proceeds from which can be used to fund the after-tax cost of the promised benefits. The cash surrender value of such life insurance policies was approximately $559,000 and $536,000 as of December 31, 1996 and 1995, respectively.
The  Company  sponsors a leveraged employee stock  ownership  plan
(ESOP) that covers all employees with one year of service, who work at least 1,000 hours per year and who have attained the age of 21. The Company purchased 61,200 shares of common stock in 1986 for $685,500, 15,050 shares in 1993 for $301,000 and 5,500 shares in 1995 for $140,500. The Company has financed the purchase of ESOP shares with borrowings from The Bank of Castile, which in turn borrows the amount from the Federal Home Loan Bank of New York. The Company makes annual contributions to the ESOP equal to the ESOP's debt service. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year.
The Company accounts for its ESOP in accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." Accordingly, the debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated statement of condition. As shares purchased by the ESOP prior to December 31, 1992 are released from collateral, the Company recognizes compensation expense based on actual cash payments, which approximated or exceeded expense required to be recognized using the share allocated method. At December 31, 1994, there were approximately 2,500 shares that were accounted for using this method when released in 1995. As shares purchased by the ESOP subsequent to December 31, 1992 are released from collateral, the Company recognizes compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are available for debt service. ESOP compensation expense was $149,700, $168,700 and $122,800 for the years ended December 31, 1996, 1995 and 1994, respectively. The ESOP shares are as follows:
                                            December 31,
                                             1996          1995
    Allocated shares                         56,665       55,579
    Allocated shares withdrawn from plan     13,988       10,130
    Unreleased shares                        11,097       16,041
    Total ESOP shares                        81,750       81,750
    Fair value of unreleased shares        $341,200     $477,200

    NOTE 11 - RELATED PARTY TRANSACTIONS:

The Company has entered into transactions with its executive officers, directors, principal shareholders, and companies in which such individuals have 10% or more ownership (related parties). It is the Company's policy that all related party transactions are conducted at "arm's-length" and all loans and commitments included in such transactions are made on substan tially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers.
The aggregate amount of loans to such related parties at December 31, 1996 was $5,647,900. During 1996, new loans and increases in existing loans to such related parties amounted to $11,099,300 and principal repayments amounted to $10,767,900. At December 31, 1996, there were approximately $1,388,800 in deposits from such related parties.

    NOTE 12 - COMMITMENTS AND CONTINGENT LIABILITIES:

The Company operates one branch office under a noncancellable lease agreement which expires in 2002. Two other branch offices are located on land which is being leased through 1999 and 2090, respectively. These lease agreements contain various renewal and purchase options at maturity.
Future minimum rentals under these leases are: 1997 - $24,600; 1998 - $24,800; 1999 - $18,400 and 2000 and 2001 - $9,600. Total
rental expense was approximately $23,000 in 1996 and 1995 and $21,000 in 1994.

    NOTE 13 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK:

The Company is party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit which involve, to varying degrees, elements of credit, interest rate or liquidity risk in excess of the amount recognized in the consolidated statement of condition. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The Company has experienced minimal credit losses to date on its financial instruments with off-balance sheet risk.
The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Company controls the credit risk of off-balance sheet instruments through credit approvals, limits and monitoring procedures, and management evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained is based on management's credit evaluation of the customer.
Commitments to extend credit, which generally have fixed expiration dates or other termination clauses, are legally binding agreements to lend to a customer (as long as there is no violation of any condition established in the contract). At December 31, 1996, the Company's total commitments to extend credit approximated $28,858,000. Since a portion of the commitments is expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements.
The Company has identified certain credit risk concentrations in relation to its on- and off-balance sheet financial instruments. Credit risk is defined as the possibility that a loss may occur from the failure of another party to perform according to the terms of the contract. A credit risk concentration results when the Company has a significant credit exposure to an individual or a group engaged in similar activities or affected similarly by economic conditions.
The Company's customers are located primarily in the counties of Genesee, Wyoming and Livingston in New York state. As Note 4 to the consolidated financial statements indicates, approximately 20% of the Company's outstanding loans are commercial loans to customers who are directly involved in the agriculture industry, primarily dairy farmers. In addition, there are other commercial and industrial loans, real estate loans and consumer loans outstanding to customers who are indirectly related to the agriculture industry.

NOTE 14 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and short-term instruments
For those short-term instruments, the carrying amount represents an estimate of fair value.
Loan receivables
The fair value of loans is determined by utilizing a discounted cash flow model which considers scheduled maturities, repricing characteristics, prepayment assumptions and interest cash flows. Deposit liabilities
The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is determined by utilizing a discounted cash flow model which considers scheduled maturities, repricing characteristics and interest cash flows.
Borrowings
Rates currently available to the bank for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.
Commitments to extend credit
Fees charged for commitments to extend credit and stand-by letters of credit are not significant and are offset by associated credit risk with respect to certain amounts expected to be funded.
Accordingly, the fair value of the financial instruments is immaterial.
The estimated fair values of the Company's financial instruments are as follows:

                               December 31, 1996         December 31, 1995
                             Carrying                  Carrying
                              amount     Fair value     amount     Fair value
Financial assets:
    Cash and due from banks $ 11,115,746 $ 11,115,746 $ 7,752,080 $ 7,752,080
    Federal funds sold           450,000      450,000   2,050,000   2,050,000
    Investment securities     78,223,369   79,120,200  81,971,041  83,187,100
    Loans, net of allowance
         for possible loan losses
                             144,455,041  143,592,000 131,762,788 136,105,000
    Federal Home Loan Bank stock
                               1,105,000    1,105,000     636,300     636,300

Financial liabilities:
    Deposits                 207,494,297  209,191,000 204,075,461 206,481,000
    Securities sold under agreements
            to repurchase      1,702,729    1,702,729   1,767,984   1,767,984
    Advances from the Federal
            Home Loan Bank     8,144,797    8,144,797   3,507,020   3,507,020

The reported fair values of financial instruments are based on a variety of factors. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of year-end or that will be realized in the future.




    NOTE 15 - REGULATORY MATTERS:

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory (and possibly additional discretionary) actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject.
As of December 31, 1996, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. The Company's actual capital amounts and ratios are also presented in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

                                   To be well capitalized
                                  For capital          under prompt corrective
                 Actual           adequacy purposes:     action provisions:
                 Amount   Ratio   > Amount  > Ratio     > Amount   > Ratio
 As of December 31, 1996
Total Capital (to risk-weighted assets):
     LIBC    $26,830,000  17.96% $11,948,600    8.0%      N/A
     The Bank of Castile
              25,931,000  17.63%  11,767,200    8.0%   $15,305,700     10.0%
Tier 1 Capital (to risk-weighted assets):
     LIBC     24,989,000  16.73%   5,974,300    4.0%      N/A
     The Bank of Castile
              24,090,000  16.38%   5,883,000    4.0%     9,183,400      6.0%

Tier 1 Capital (to average assets):
     LIBC     24,989,000  10.55%   7,103,800    3.0%      N/A
     The Bank of Castile
              24,090,000  10.19%   7,093,700    3.0%    11,822,800      5.0%

 As of December 31, 1995
Total Capital (to risk-weighted assets):
     LIBC    $23,486,000  17.19% $10,927,000    8.0%      N/A
     The Bank of Castile
              23,375,000  17.24%  10,846,600    8.0%   $13,917,900     10.0%
Tier 1 Capital (to risk-weighted assets):
     LIBC     21,782,000  15.95%   5,463,500    4.0%       N/A
     The Bank of Castile
              21,659,000  15.97%   5,423,300    4.0%     8,350,700      6.0%
Tier 1 Capital (to average assets):
     LIBC     21,782,000   9.41%   6,946,900    3.0%       N/A
     The Bank of Castile
              21,659,000   9.72%   6,687,400    3.0%    11,145,600      5.0%

NOTE 16 - CONDENSED FINANCIAL INFORMATION:

The Company's principal asset is its investment in The Bank of Castile (the Bank). The Bank is restricted by law and related regulations as to the amount of funds which can be transferred to the Company. Under such restrictions, approval from regulatory agencies is required for the declaration of dividends in any year which exceed the total of net income of the subsidiary in the current year, plus retained net income for the preceding two years. At December 31, 1995, the Bank could declare dividends of approximately $7,154,000 without prior approval from regulatory agencies.
Condensed financial information of the Company follows:


   Statement of Condition
                                                      December 31,
                                                   1996         1995
      ASSETS
Cash and due from banks - The Bank of Castile  $   865,099  $   428,519
Investment in The Bank of Castile               25,022,418   22,460,114
Other assets                                        12,778
                                               $25,900,295  $22,888,633
      LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued expenses                               $     4,475  $     4,475
Employee stock ownership plan loan payable         253,095      365,678
         Total liabilities                         257,570      370,153
Common stock                                       939,386      899,970
Capital surplus                                 10,910,120   10,206,024
Retained earnings                               14,046,314   11,778,164
Unearned employee stock ownership plan shares     (253,095)    (365,678)
         Total shareholders' equity             25,642,725   22,518,480
                                               $25,900,295  $22,888,633

Statement of Income
                                                Year ended December 31,
                                              1996       1995        1994
Dividends received - The Bank of Castile $  602,192  $  909,902 $  520,470
    Total income                            602,192     909,902    520,470
Operating expenses                          294,155     109,527
Loss on investment securities                                       25,000
Income before equity in undistributed income of subsidiary
                                            308,037     800,375    495,470
Equity in undistributed income of subsidiary - The Bank of Castile
                                          2,562,304   1,857,076  1,760,362
    Net income                           $2,870,341  $2,657,451 $2,255,832



  Statement of Cash Flows
                                                 Year ended December 31,
                                         1996          1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                             $2,870,341    $2,657,451    $2,255,832
Adjustments to reconcile net income to net cash
   provided by operating activities -
    ESOP compensation expense             149,655
    Loss on investment securities                                      25,000
  Equity in income of subsidiaries     (3,164,496)   (2,766,978)   (2,357,940)
    Increase in other assets              (12,778)
    (Decrease) increase in accrued expenses             (12,964)       13,064
    Net cash used in operating activities
                                       $ (157,278)   $ (122,491)  $   (64,044)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Dividends received - The Bank of Castile
                                          602,192       909,902       520,470
    Net cash provided by investing activities
                                          602,192       909,902       520,470
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash dividends paid                    (602,191)     (484,542)     (430,426)
  Payment of current borrowings          (112,583)                    (99,000)
  Proceeds from exercise of options and warrants
                                          706,440        74,750
    Net cash used in financing activities  (8,334)     (409,792)     (529,426)
Net increase (decrease) in cash and due from banks
                                          436,580       377,619       (73,000)
Cash and due from banks, beginning of year
                                          428,519        50,900       123,900
Cash and due from banks, end of year     $865,099      $428,519      $ 50,900


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

    Set forth below is certain information regarding the executive officers and directors of the Company as of March 17, 1997.


                                      Positions
                                      Held With
Name                         Age     the Company         Address

James H. Van Arsdale, III    76      Chairman of        71 Park Road East
                                     the Board of       Castile, NY 14427
                                      Directors

James W. Fulmer              45      President, Chief   38 Wolcott Street
                                     Executive Officer, LeRoy, NY 14482
                                      and Director

Charles L. Van Arsdale       73      Director           5136 Park Road West
                                                        Castile, NY 14427

Stanley J. Harmon            76      Secretary and      4845 Luther Road
                                      Director          Silver Springs, NY
14550

Gunther K. Buerman           53      Director          1186 Lake Road
                                                        Webster, NY 14580

Steven C. Lockwood           37      Treasurer         34 N. Lyon Street
                                                        Batavia, NY 14020
__________________________________

    James W. Fulmer also serves as a director of the Bank. The principal occupation or employment of each director and each executive officer of the Company and the year in which each such director became a director of the Company and/or the Bank is set forth below.

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

    Mr. James W. Fulmer has served as the President and Chief Executive Officer of the Company since January 1, 1991, and as the Chief Executive Officer of the Bank since January, 1996. Before joining the Company as the Executive Vice President in December, 1988, Mr. Fulmer held various executive positions with Fleet Bank of New York (formerly known as Security New York State Corporation and Norstar Bank) for approximately twelve (12) years and with the Genesee Valley Penny Saver for approximately one year. Mr. Fulmer has served as a director of the Bank since 1988 and as Vice Chairman of the Board of Directors of the Bank since 1991. Effective May 1, 1992, he assumed the position of Chairman of the Board of Directors of the Bank, and he currently serves as a member of the Board of Directors of the Cherry Valley Cooperative Insurance Company, Mercy Health System of WNY, St. Jerome's Hospital, the Genesee County Industrial Development Agency, and is secretary of the Independent Bankers Association of New York State. He is also a member of the Board of Directors of the New York State Bankers Association.

    Mr. Charles L. Van Arsdale was the President of the
Company from the date of its incorporation in 1981 until December 31, 1990. In addition, Mr. Van Arsdale was a director of the Bank from 1949 until his retirement in 1996. Prior to 1981, Mr. Van Arsdale performed several managerial functions for the Bank and held various executive offices of the Bank. Mr. Van Arsdale is the brother of Mr. James H. Van Arsdale, III.

    Mr. Stanley J. Harmon, the Secretary of the Company since 1981, is a retired funeral director. Mr. Harmon also served as a director of the Bank from 1960 until April 30, 1993.

    Mr. Gunther K. Buerman has been a director of the Company since January 25, 1990. Mr. Buerman has been a partner in the law firm of Harris Beach & Wilcox, LLP located in Rochester, New York, since 1982 and has been the Managing Partner of the firm since March, 1984.

    Mr. Steven C. Lockwood, Treasurer of the Company since
1992, is also the Chief Financial Officer for the Company and the Bank. Mr. Lockwood graduated from St. Bonaventure University in 1981, and joined the Bank in 1982 as Internal Auditor. Mr. Lockwood graduated from the Bank Administration Institute School of Banking located in Madison, Wisconsin in 1995.

    The following table sets forth the names and ages of the principal officers and directors of the Bank and their current positions with the Bank.

Name*                            Age       Position

James W. Fulmer                  45        Chief Executive Officer,
Chairman of the Board of
Directors, and  Director
Robert L. Brass                  59        Director
Joseph G. Bucci                  53        Director
Brenda L. Copeland               45        President and Director
Thomas E. Cushing                46        Director
Gary D. Gates                    60        Director
Benjamin C. Mancuso, Jr.         63        Director
John McClurg                     35        Director
Craig Yunker                     45        Director

  James W. Fulmer also serves as a director of the Company. The principal occupation or employment of all other directors and principal officers of the Bank and the year in which each such director and principal officer of the Bank became a director or principal officer of the Bank, as the case may be, is set forth below.

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

    John McClurg, a director since 1995, is President and owner of McClurg Chrysler-Plymouth, Inc. and McClurg Chevrolet-Pontiac-Oldsmobile, Inc., two automobile dealerships located in Perry, New York.

Item 10 -    Executive Compensation

    The following tables show, for the years ended December
31, 1996, 1995, and 1994, the total cash compensation paid by the Company and the Bank to executive officers who received total annual salary and bonus in excess of $100,000 and to the Chief Executive Officer of the Company.

                          SUMMARY COMPENSATION TABLE

                                   Annual Compensation

Name and                                      Other Annual
Principal                                        Compensation(2)
Position          Year   Salary($)1)  Bonus($)      ($)
James W. Fulmer     1996    $128,015    $17,500     $8,345
President, CEO      1995    $119,111    $17,500     $8,345
& Director of       1994    $105,122    $15,000     $8,345
the Company, and
Chairman of the
Board of the Bank

Brenda L. Copeland  1996    $105,601   $13,000       None
President of        1995    $ 98,775   $13,000       None
  the Bank          1994    $ 90,863   $10,000      $6,499

                              Long Term Compensation

                                   Awards
                                         Long Term
Name and                   Restricted    Options Incentive   All Other
Principal                  Stock Award(s) SARs    Payout  Compensation(3)
Position          Year       ($)         (#)      ($)        ($)
James W. Fulmer     1996      None      None      None     $ 7,349
President, CEO      1995      None      None      None      10,454
& Director of       1994      None      None      None       6,555
the Company, and
Chairman of the
Board of the Bank

Brenda L. Copeland  1996      None      None     None     $ 6,042
President of        1995      None      None     None       8,648
  the Bank          1994      None      None     None       5,599


1) Includes matching contributions under the Company's 401(k) plan in an amount equal to $3,290.30, $3,050.32, and $2,553.88, respectively, for James W. Fulmer, and $2,790.00, $2,624.96, and $2,394.80, respectively, for Ms. Brenda L. Copeland, for the years ended December 31, 1996, 1995, and 1994, respectively, as well as director's fees and certain fringe benefits such as automobiles and group term life insurance.

(2) The amounts disclosed represent the Company's contribution pursuant to the Executive Supplemental Income Agreements executed by and between the Company and each of Mr. Fulmer and Ms. Copeland. See "Executive Compensation - Benefits --Executive Supplemental Income Agreements."

 (3) The amounts disclosed represent the portion of Company's contribution to the Employee Stock Ownership Plan ("ESOP") allocated to Mr. Fulmer and Ms. Copeland, respectively.

    During 1996, all directors of the Company received an amount equal to $3,000 per year. During 1996, the Board of Directors of the Company met seven (7) times, and all of the directors attended 75% or more of the meetings.

    During 1996, the directors of the Bank each received an annual retainer of $7,300 in lieu of meeting attendance fees. During 1996, the Board of Directors of the Bank met thirteen (13) times. Two
(2) of the members of the Board of Directors of the Bank entered into a certain Deferred Compensation Agreement relating to all amounts received from the Bank during the period from 1986 until 1990. Under these agreements, all fees earned as a director during that period are deferred until such director's death or retirement from the Board of Directors of the Bank.
Payments of the fees so deferred, as well as all earnings on such deferred amounts, are then paid to such director or his beneficiary, as the case may be, in one hundred twenty (120) equal monthly installments. The Bank does not currently intend to offer such agreements to other members of its Board of Directors.

    In addition, during 1996, one designated director of the Board of Directors of the Bank received a weekly fee of $100 for his services in connection with the Bank's Loan Committee. Members of the Examining Committee also receive a quarterly fee of $100 in lieu of meeting attendance fees.

Employment Contracts

    On January 1, 1991, James W. Fulmer began to serve as the President and Chief Executive Officer of the Company in accordance with his employment agreement dated September 12, 1989, as amended, effective January 1, 1991. Subsequently, on May 1, 1992, Mr. Fulmer became the Chairman of the Board of Directors of the Bank. Pursuant to the terms of the agreement, as amended, each year the term of Mr. Fulmer's employment agreement is automatically extended for an additional year so that the term of the employment agreement is always three (3) years. In the event that the Company terminates the employment agreement without cause, the Company is required to pay Mr. Fulmer, as severance pay, his annual compensation plus all fringe benefits for a period of three (3) years from the date of such termination. In addition, in the event of such termination without cause or the sale, merger, or substantial reorganization of the Company or the Bank, all of Mr. Fulmer's options to purchase common stock shall become immediately exercisable. See "Executive Compensation - Benefits -
- Stock Option Plan."

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

    Contributions to the ESOP amounted to $150,000, $169,000, and $123,000, for the years ended December 31, 1996, 1995, and 1994, respectively.

    Defined Benefit Pension Plan. The Company maintains a defined benefit pension plan for the benefit of all employees covered under the Company's prior pension plan and any other employees with at least six (6) months of service who work at least 1,000 hours per year and have attained the age of 21 years. Amounts contributed to the pension plan for each covered employee by the Company are determined on an actuarial basis. The discount rate used in determining the actuarial present value of accumulated benefits was seven percent and seven percent at December 31, 1996 and December 31, 1995, respectively.

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


                Normal Retirement Pension Benefit
               for Years of Benefit Accrual Service


Average
Compensation 15 Years  20 Years  25 Years  30 Years  35 Years  40 Years

$15,000   $ 2,250   $ 3,000   $ 3,750   $ 4,500   $ 5,250   $ 6,000

$30,000   $ 4,500   $ 6,000   $ 7,500   $ 9,000   $10,500   $12,000

$45,000   $ 6,750   $ 9,000   $11,250   $13,500   $15,750   $18,000

$60,000   $ 9,000   $12,000   $15,000`  $18,000   $21,000   $24,000

$75,000   $11,250   $15,000   $18,750   $22,500   $26,250   $30,000


The pension plan also provides for certain disability retirement benefits and death benefits as well as optional forms of payment of benefits which a covered employee may elect. The benefits provided for under the plan are in addition to and separate from the benefits available to the participants under the Social Security Act.

    The pension plan was adopted in 1986, to be effective as of January 1, 1986, the date in which the Company terminated its former defined benefit pension plan. There were no contributions made in 1996 or 1995, and a contribution of approximately $50,000 was made in 1994.

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

    Participants are immediately fully vested in all contributions to the plan. Withdrawals of contributions are subject to limitations and generally not permitted, except in the event of hardship, until termination of employment, or the participant's attainment of "Normal Retirement Age", as that term is defined in the plan. During 1996, the Company contributed a total of $3,290.30 as a matching contribution for James W. Fulmer, and $2,790.00 as a matching contribution for Brenda L. Copeland, which amounts are included in the Summary Compensation Table set forth on page 62 of this Form 10-KSB.

    Executive Supplemental Income Agreements. The Bank has also entered into certain executive supplemental income agreements which provide for specified deferred compensation benefits payable to certain highly compensated officers and members of a select management group of the Bank in the event of death, disability or retirement. The Board of Directors, in its sole discretion, determines who is eligible to participate in this arrangement. Although the Bank is not under any obligation whatsoever to fund its obligations under the above-mentioned agreements, the Bank is both the owner and beneficiary of a life insurance policy on the life of each participant, the proceeds from which can be used to fund the after-tax cost of the promised benefits. Charges to income related to these agreements were approximately $42,500, $37,000, and $8,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

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

    On May 3, 1990, the Company issued options to acquire
81,258 shares of its common stock at a purchase price of $15.00 per share. On July 16, 1996, the Company granted options to acquire 17,000 shares of its common stock at a purchase price of $29.00 per share.

     As of December 31, 1996, 25,016 stock options have been exercised under the Option Plan. All such options were exercised during 1996, and James W. Fulmer and Brenda L. Copeland exercised 10,000 options and 8,400 options, respectively. The following table shows the aggregate number of options outstanding as of March 17,1997 for each of James W. Fulmer and Brenda L. Copeland, and for all executive officers as a group.

                         Number of Options   Average Per
                         Outstanding         Share Price*

James W. Fulmer             23,576              $15.00
Brenda L. Copeland          16,782              $15.00
All Other Executive
 Officers as a Group        42,858              $15.82**

* This price represents the "Fair Market Value," as that term is defined in the Option Plan, of the common stock of the Company on the date that the options were granted.

** This price represents a weighted average of the exercised price of all options currently outstanding to all executive officers of the Company.

 The following table shows the number of options exercised, and the value of the "in-the-money" options exercised, by each of James W. Fulmer and Brenda L. Copeland during 1996, as well as the breakdown between options granted to Mr. Fulmer and Ms. Copeland that were exercisable and unexercisable as of December 31, 1996, and the potential value of "in-the-money" options, both exercisable and unexercisable, as of December 31, 1996. "In-the-money" options are those options where the fair market value of the Company's common stock as of the close of the fiscal year was in excess of the exercise price established on the grant date.
This value is only realized by the executive when the option is exercised and will fluctuate with changes in the price for the Company's common stock after the close of the fiscal year.

                Shares           No. of Unexercised   Value of "In-the-Money"
               Acquired   Value     Options at        Unexercised Options at
              on Exercise Realized* December 31, 1996  December31, 1996
Name                                (Exercisable/        (Exercisable/
                                     Unexercisable)       Unexercisable)**

James W. Fulmer    10,000   $157,500   13,503/10,073     $415,217/$309,745
Brenda L. Copeland  8,400    132,300    9,227/ 7,555     $283,730/$232,316


* Represents the value of "in-the money" options exercised by Mr. Fulmer and Ms. Copeland during 1996.

** Assumes that the "Bid" price of $30.75 at December 31, 1996 represents a reasonable valuation of the Company's common stock.

  No assurances can be given relating to the dilutive effect that the Option Plan or options granted thereunder may have on the outstanding common stock.

Item 11 -    Security Ownership of Certain Beneficial Owners and
Management

    Based upon information made available to the Company, the following table sets forth certain information as of March 21, 1997, with respect to the beneficial ownership of common stock by the only persons or entities known to the Company to be the beneficial owner of more than 5% of the Company's outstanding common stock, each director of the Company, and as to all executive officers and directors as a group:

                            Amount and
                            Nature of      Percent of
                            Beneficial     Common Stock
Name and Address            Ownership(1)   Outstanding (2)


Charles L. Van Arsdale       76,620 (3)         7.66%
5136 Park Road West
Castile, NY  14427

James H. Van Arsdale, III    46,283 (4)         4.63%
71 Park Road East
Castile, NY 14427

James W. Fulmer              37,941 (5)         3.80%
38 Wolcott Street
LeRoy, New York  14482

Stanley J. Harmon             9,594             1.00%
Luther Road
Silver Springs, New York 14550

Brenda L. Copeland           34,069 (6)         3.41%
130 South Main Street
Gainesville, New York  14066

Gunther K. Buerman            4,200 (7)          .42%
1186 Lake Road
Webster, New York  14580

Steven C. Lockwood            1,533(8)          .15%
34 North Lyon Street
Batavia, New York 14020

Letchworth Independent Bancshares
 Corporation Employee Stock
     Ownership Plan          87,949 (9)         8.80%
50 North Main Street
Castile, New York  14427

Executive officers and
directors, as a group
(7 persons)                 210,240 (10)       21.03%
___________________________________


(1) Except for the shares of common stock beneficially owned by the Letchworth Independent Bancshares Corporation Employee Stock Ownership Plan (the "ESOP"), all such shares are owned with sole investment and voting power.

(2) These percentages have been calculated based upon 999,630 shares of the Company's common stock outstanding, which amount includes the shares of common stock that Mr. Fulmer and Ms. Copeland have the right to acquire pursuant to the exercise of certain options granted under the Option Plan that are exercisable within sixty (60) days of the date of this Annual Report on Form 10-KSB, as well as the shares of common stock that Ms. Copeland, Mr. Buerman, Mr. Lockwood, and the ESOP have the right to acquire by the exercise of certain warrants.

(3) Includes 18,668 shares of common stock owned by Mr. Van Arsdale's wife.

(4) Includes 4,851 shares of common stock owned by Mr. Van Arsdale's wife.

(5) Includes 23,576 shares of common stock that Mr. Fulmer has the right to acquire by the exercise of certain stock options granted under the Option Plan that are exercisable within sixty (60) days of the date of this Annual Report on Form 10-KSB, as well as 2,847 shares of common stock allocated to Mr. Fulmer under the ESOP and 202 shares of common stock owned by Mr. Fulmer's wife.

(6) Includes 16,782 shares of common stock that Ms. Copeland has the right to acquire by the exercise of certain stock options granted under the Option Plan that are exercisable within sixty (60) days of the date of this Annual Report on Form 10-KSB, as well as 554 shares of common stock that Ms. Copeland has or would have voting control as custodian under the New York Uniform Gift to Minors Act, 3,237shares of common stock allocated to Ms. Copeland under the ESOP, 400 shares of common stock that Ms. Copeland has the right to acquire by the exercise of certain warrants, and 222 shares of common stock owned by Ms. Copeland's husband.

(7) Includes 600 shares of common stock that Mr. Buerman has the right to acquire by the exercise of certain warrants.

(8) Includes 1,374shares of common stock allocated to Mr. Lockwood under the ESOP, as well as 50 shares of common stock that Mr. Lockwood has the right to acquire by the exercise of certain warrants.

(9) Includes the shares of common stock allocated to Mr. Fulmer, Ms. Copeland and Mr. Lockwood in accordance with footnotes (3), (4), and (6) above, as well as 15,050 shares of common stock that the ESOP has the right to acquire by the exercise of certain warrants. The participants in the ESOP have the sole power to vote shares and dispositive powers for shares which have been allocated to participant accounts. Only 11,113 shares of common stock in the ESOP have not been allocated to participant
accounts.  See    "Item 11 - Executive Compensation -- Benefits ---
Employee Stock Ownership Plan."

(10) Includes all of the shares of common stock referenced in footnotes (3),(4), (5), (6), (7) and (8) above.

Item 12 -    Certain Relationships and Related Transactions

    Certain of the directors and officers of the Company and the Bank, members of their families and companies or firms with which they are associated, were customers of and had banking transactions with the Bank in the ordinary course of business during 1996. All loans and commitments to loan included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and, in the opinion of management, did not involve more than a normal risk of collectibility or present other unfavorable features.
None of such loans outstanding to directors or officers of the Company, members of their families or companies or firms with which directors or officers of the Company are associated were non-performing as of December 31, 1996. Total loans outstanding to all directors and executive officers of the Company and the Bank amounted to $5,647,800 at December 31, 1996.

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

Item 13 - Exhibits, Financial Statements, Schedules and Reports on Form 8-
K

(a)(1) Financial Statements and Report of Independent Accountants:

          The following financial statements and accountant's report are included in this Annual Report 10KSB on the following pages:

                                                   Page

     Report of Independent Accountants.........     36

     Consolidated Statement of Condition
     as of December 31, 1996 and 1995..........     37

     Consolidated Statement of Income for
     the Years Ended December 31, 1996, 1995
     and 1994..................................     38

     Consolidated Statement of Changes in
     Shareholders' Equity for the Years Ended
     December 31, 1996, 1995, and 1994........      39

     Consolidated Statement of Cash Flows
     for the Years Ended December 31, 1996 and
     1995 and 1994.............................     40

     Notes to Consolidated Financial
     Statements................................     41-56

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

     3(c)           Certificate of Amendment to Certificate
                    of Incorporation of Registrant filed by the New York Department of State on May 2, 1990, incorporated by reference to the Registrant's Quarterly Report on Form 10-
                    Q for the quarter ended June 30, 1990 and filed with the Commission on August 9, 1990, and wherein such
                    Exhibit is designated Exhibit (4)-b.

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

     10(c) Employee Stock Ownership Plan ofRegistrant, incorporated by reference to the
                    Registrant's Registration Statement on Form
                    S-18 (Reg. No. 33-31149-NY), filed with
                    the Commission on September 2, 1989, and wherein such Exhibit is designated Exhibit 10(c).

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

     10(k)          Lease Agreement, dated August 1, 1974,
                    by and between The Citizen Bank, Attica and Fred Glickstein, which Lease Agreement was assumed by Registrant on December 7, 1984, incorporated by reference to the Registrant's
                    Registration Statement on Form S-18
                    (Reg. No. 33-31149-NY), filed with the
                    Commission on September 2, 1989, and
                    wherein such Exhibit is designated Exhibit 10(k).

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

     11             Computation of Earnings Per Share for
                    the year ended December 31, 1996.

     13             Annual Report to Shareholders of
                    Registrant for the year ended December 31, 1996, incorporated by reference.

     21             Subsidiaries of Registrant.

     23             Consent of Price Waterhouse LLP for the
                    Annual  Report on Form 10-KSB for the
                    fiscal year ended December 31, 1996.

     24             Power of Attorney, included with the
                    Signature  Page of this Annual Report on
                    Form 10-KSB.

(b) Reports on Form 8-K. The Company did not file any Current Reports on Form 8-K during the fiscal year ended December 31, 1996.

                            SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:     March 26, 1997      LETCHWORTH INDEPENDENT
                              BANCSHARES CORPORATION

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

          In accordance with the Securities Exchange Act of 1934, this Annual Report on Form 10-KSB has been signed below on March 26, 1997 by the following persons on behalf of the Registrant and in the capacities indicated.

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

 /s/ Steven C. Lockwood          Treasurer and Chief
     Steven C. Lockwood           Financial Officer

 /s/ Gunther K. Buerman          Director
     Gunther K. Buerman

                                                       EXHIBIT 11



          LETCHWORTH INDEPENDENT BANCSHARES CORPORATION

                         AND SUBSIDIARIES

                COMPUTATION OF EARNINGS PER SHARE

                        DECEMBER 31, 1996

Net Income                                    $2,870,341
Add: Adjustment due to assumed interest
savings on debt reduction                          7,360
Adjusted Net Income                           $2,877,701

Weighted average shares outstanding              912,805
Add: Common stock equivalent shares due
to assumed exercise of options and warrants       87,843
Less: ESOP shares accounted for in
accordance with SOP 93-6 not committed
to be released                                   (13,379)
Adjusted common and common equivalent shares     987,269

Net Income per common and common equivalent share $ 2.91




Notes

There was a dilutive effect on earnings per share relating to stock options as the year end market price of the common stock exceeded the exercise price of the stock options. However, fully diluted earnings per share is immaterially different than primary earnings per share.

LIST OF SUBSIDIARIES                                        EXHIBIT 21



     As of December 31, 1996, the only subsidiary of Letchworth
Independent Bancshares Corporation (the "Company") was The Bank of Castile (the "Bank").

                                                       EXHIBIT 23


                CONSENT OF INDEPENDENT ACCOUNTANTS



We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 of Letchworth Independent
Bancshares Corporation (Reg. No. 333-01263), of our report dated January 16, 1997, appearing on page 36 of this Annual Report on Form 10-KSB.


PRICE WATERHOUSE LLP

Buffalo, New York
March 26, 1997