Form 10KSB/A
period 1996-12-31
LETCHWORTH INDEPENDENT BANCSHARES CORP
filed 1997-03-31
CIK 723323

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended December 31, 1996

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIE
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

               Documents Incorporated by Reference

     None

                  Shares              No. of Unexercised   Value of "In-the-Money"
                 Acquired      Value       Options at      Unexercised Options at
                on Exercise  Realized*   December 31, 1996   December 31, 1996
Name                                     (Exercisable/         (Exercisable/
                                         Unexercisable)         Unexercisable)**
James W. Fulmer     10,000   $157,500   13,503/10,073       $216,672/$158,650
Brenda L. Copeland   8,400    132,300    9,227/ 7,555       $145,325/$118,991

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