Form 10QSB
period 1997-03-31
LETCHWORTH INDEPENDENT BANCSHARES CORP
filed 1997-05-08
CIK 723323

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                         FORM 10-QSB

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1997

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

          Class                Outstanding as of April 30, 1997
     Common Stock, $1.00 per share        960,272 shares

Transitional Small Business Disclosure Format (Check One):
     Yes__ No X

LETCHWORTH INDEPENDENT BANCSHARES CORPORATION

INDEX
                                                            Page

PART I    Financial Information

Item 1.   Financial Statements

          Consolidated Statement of Condition
            March 31, 1997(Unaudited) and
            December 31, 1996(Unaudited)                         3

          Consolidated Statement of Income (Unaudited)
            Three Months Ended March 31, 1997
            and 1996, respectively                               4


          Consolidated Statement of Cash Flows (Unaudited)
            Three Months Ended March 31,1997 and 1996,
            respectively                                         5

          Notes to Consolidated Financial Information            6

Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                      9

PART II   Other Information

Item 6    Exhibits and Reports on Form 8-K                       13

Signatures                                                       14

Exhibit 11

        LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
             CONSOLIDATED STATEMENT OF CONDITION
                         (UNAUDITED)


                                          March 31,     December 31,
                                            1997            1996
                Assets

Cash and due from banks                     $6,894,970   $11,115,746
Fed funds sold                               1,900,000       450,000
Securities available for sale,              31,024,861    36,151,500
Securities held to maturity, market         43,683,100    42,071,869
value of $44,253,139 and $42,968,700,
 respectively
Loans, net of allowance for loan
losses of $1,886,189 and $1,841,200,       143,714,775   144,455,041
 respectively
Accrued interest receivable                  1,905,085     1,716,241
Federal Hone Loan Bank stock                 1,213,300     1,105,000
Premises and equipment, net                  5,552,867     5,649,294
Other assets                                 2,429,376     2,338,019

      Total Assets                        $238,318,334  $245,052,710

Liabilities and Shareholders' Equity

Deposits:
   Noninterest-bearing                     $24,272,427   $27,344,602
   Interest bearing                        176,619,846   180,149,695
       Total deposits                     $200,892,273  $207,494,297

Securities sold under agreements to          1,619,347     1,702,729
purchase
Accrued interest payable                       749,160       708,380
Accrued taxes and other liabilities            594,390     1,196,913
Advances from Federal Home Loan Bank         7,980,518     8,144,797
       Total Liabilities                  $211,835,688  $219,247,116

Shareholders' equity:
  Common stock, par value $1.00 per
share
  1,500,000 shares authorized, 943,836
    and 939,386 shares issued                 $943,836      $939,386
  Capital surplus                           11,000,020    10,910,120
  Retained earnings                         14,599,331    14,046,314
  Unrealized gain on securities                 79,970       162,869
  Employee stock ownership plan loan         (140,511)     (253,095)
payable
       Total shareholders' equity          $26,482,646   $25,805,594

Total Liabilities and Shareholders'       $238,318,334  $245,052,710
Equity

        LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
              CONSOLIDATED STATEMENT OF INCOME
                         (UNAUDITED)

                                        Three Months Ended
                                            March  31,
                                        1997           1996
Interest income:
 Interest and fees on loans           $3,454,903   $3,225,962
 Interest on investment securities
  Taxable                                832,038      928,715
  Tax-Exempt                             312,826      281,768
 Interest on federal funds sold           50,655       68,342
Total interest income                 $4,650,422   $4,504,787

Interest on deposits                   1,891,855    1,984,783

Net interest income                   $2,758,567   $2,520,004
Provision for possible loan               93,603       19,990
losses
   Net interest income after
    provision for possible loan
    losses                            $2,664,964   $2,500,014

Other operating income:
 Service charges on deposit             $229,882     $214,362
accounts
 Other charges and fees                   19,149       24,837
 Other operating income                   61,683       24,876
 Net gain on sales of loans and
  investment securities                    8,015            0

Total other operating income            $318,729     $264,075

Other operating expenses:
 Salaries and employee benefits         $966,590     $924,607
 Occupancy expense                       127,751      138,609
 Equipment expense                       205,800      164,853
 FDIC assessment                           3,786       15,324
 Other non-detailed expenses             564,323      552,000
  Total other operating expense       $1,868,250   $1,795,393

Income before income taxes             1,115,443      968,696
Provision for income taxes               374,500      319,500

Net income                              $740,943     $649,196

        LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
            CONSOLIDATED STATEMENT OF CASH FLOWS
                         (UNAUDITED)


                                                    Three Months Ended
                                                      March  31,
                                                    1997          1996
Cash flows from operating activities:
   Net income                                      $740,943      $649,196
   Adjustments to reconcile net income to
    net cash provided by operating activities-
     Depreciation and amortization                  210,200       174,159
     Provision for possible loan losses              93,603        19,990
     ESOP compensation expense                      112,584       112,584
     (Gain) on sale of investments                  (8,517)             0
     Loss on sale of loans                              503             0
     (Increase) in interest receivable            (188,844)     (194,567)
     (Increase) in other assets                    (74,698)     (242,844)
     Increase in interest payable                    40,780        55,378
     (Decrease) increase in accrued taxes
      and other liabilities                       (602,521)       647,704
   Net cash provided by operating activities       $324,033    $1,109,016

Cash flows from investing activities:
   Proceeds from sales of securities-
     available for sale                          $1,994,063            $0
   Proceeds from calls and maturities of         $3,934,958    $2,383,048
     securities
   Proceeds from sale of loans                   ($150,250)            $0
   Purchases of securities-held to maturity    ($2,692,625)    ($329,000)
   Purchases of securities-available for sale            $0  ($1,153,120)
   Net decrease in loans                           $796,410    $2,688,281
   Expenditures for capital assets                ($34,102)    ($133,604)
   Net cash provided by investing activities     $3,848,454    $3,455,605

Cash flows from financing activities:
  Net decrease in demand deposits, NOW
    accounts and money market accounts         ($7,685,170)  ($1,980,808)
  Net time deposits                               1,083,146     6,958,632
  Proceeds from current FHLB borrowings                   0             0
  Repayment FHLB borrowings                       (164,281)     (170,307)
  Exercise of warrants                               94,350       103,400
  Fed funds purchased/repos                        (83,382)       331,620
  Dividends paid                                  (187,926)     (144,334)
  Net cash (used in) provided by financing     ($6,943,263)    $5,098,203
activities

Net (decrease) increase in cash and cash       ($2,770,776)    $9,550,240
equivalents
Cash and cash equivalents, beginning of year     11,565,746     9,802,080
Cash and cash equivalents, end of quarter        $8,794,970   $19,352,320

Interest paid                                    $1,932,635    $2,040,161
Income taxes paid                                  $290,835      $177,000

        LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL INFORMATION

                       March 31, 1997

Note 1 Basis of Presentation

The unaudited interim financial information includes the accounts of Letchworth Independent Bancshares Corporation and its subsidiary, The Bank of Castile. The financial information has been prepared in accordance with the Summary of Significant Accounting Policies as outlined in the Company's Form 10-KSB for the year ended December 31, 1996 and, in the opinion of management contains all adjustments necessary to present fairly the Company's financial position as of March 31, 1997 and December 31, 1996, the results of its operations for the three month periods ended March 31, 1997 and 1996, respectively, and its cash flows for the three month periods ended March 31, 1997 and 1996, respectively.

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

Note 2 Loans

Loans consist of the following:
                                       March-31      December-31
                                         1997           1996

    Residential real estate           $ 46,702,680   $ 45,656,220
    Commercial real estate              33,588,776     33,852,371
    Agricultural loans                  27,226,063     29,025,726
    Commercial and industrial loans     28,662,644     28,118,416
    Consumer loans                       9,420,801      9,643,508
                                      $145,600,964   $146,296,241




An analysis of changes in the
allowance for possible loan losses
is as follows:
                                       March 31,      March 31,
                                         1997           1996
                                      (unaudited)    (unaudited)

Balance, beginning of year              $1,841,200     $1,716,319
Chargeoffs:
  Agricultural loans                             0              0
  Commercial and industrial loans           13,604            912
  Real estate mortgages                    $11,325             $0
  Consumer loans                           $27,130        $22,798
                                           $52,059        $23,710

Recoveries:
  Agricultural loans                             0              0
  Commercial and industrial loans              996          1,377
  Real estate mortgages                          0              0
  Consumer loans                             2,449          6,095
                                             3,445          7,472
Net charge-offs                            $48,614        $16,238
Additional charges to operations            93,603         19,990

Balance, end of period                  $1,886,189     $1,720,071




The following table summarized the Company's non-performing loans at the dates indicated.

                                                    March 31,
                                            1997      1996      1995
Non-accruing loans                        378,055    437,628   172,773
Accruing loans past due 90 days or more 1,566,795  2,121,977 1,235,203
Renegotiated loans                            0         0        0

The average balance of impaired loans during the first three months of 1997 was approximately $435,197. At March 31, 1997, the balance of impaired loans and related reserve against that balance was $378,055 and $120,711, respectively. Interest income recognized on impaired loans and interest income recognized on a cash basis was not significant.


Note 3 Investment Securities

The book and approximate market
value of investment securities
at March 31, 1997:

                                   March 31, 1997             December 31, 1996
                                 Amortized    Market     Amortized      Market
                                    Cost       Value        Cost        Value
                                (unaudited) (unaudited) (unaudited)  (unaudited)
Available for Sale
                                            >c>
U.S. Treasury securities and
 obligations of U.S. Government
 corporations and agencies      $21,850,918 $22,011,073  $26,662,060 $26,923,000
State and political subdivision
 obligations                       $500,480    $502,705   $  501,030  $  505,200
Mortgage-Backed Securities       $8,471,292  $8,511,083   $8,716,609  $8,723,300
                                $30,822,690 $31,024,861  $35,879,699 $36,151,500




LetchworthIndependentBancshares
Notes, Continued



Held to Maturity

U.S. Treasury securities and
 obligations of U.S. Government
 corporations and agencies      $12,066,030 $12,220,052  $12,203,294 $12,465,800
State and political subdivision
 obligations                    $24,474,668 $24,913,273  $24,413,840 $25,039,300
Mortgage-Backed Securities       $7,142,402  $7,119,814   $5,454,735  $5,463,600
                                $43,683,100 $44,253,139  $42,071,869 $42,968,700



Note 4 Earnings Per Share


Earnings per share are based on the weighted average number of common, and when applicable, common equivalent shares outstanding during the period.

LETCHWORTH INDEPENDENT BANCSHARES CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


March 31, 1997


Financial Condition


Total assets of Letchworth Independent Bancshares Corporation (the "Company") were $238.3 million as of March 31, 1997, a decrease of $6.7 million, or 2.75%, below total assets at December 31, 1996. Deposits, the Company's primary source of funds, decreased $6.6 million, or 3.18%, to $200.9 million at March 31, 1997. The primary reason for the decrease in deposits was the Company's conscious effort to be less aggressive in bidding for municipal certificates of deposit.

Total loans outstanding as of March 31, 1997 decreased by $.7 million, or .51%, over total loans at December 31, 1996. The total loans outstanding figure of $143.7 million is net of loans sold and the allowance for loan losses. As of March 31, 1997, residential real estate loans increased by $1.0 million or 2.29%; agricultural loans decreased $1.8 million or 6.20%; commercial and industrial loans increased $.5 million or 1.94%; consumer loans decreased $.2 million or 2.31%; and commercial real estate loans decreased $.3 million or .78%. Consumer loans have continued to decrease slowly over the past several years as a result of increased competition from non-bank organizations and the Company's focus on different loan products.

The Company's shareholders' equity increased to $26.5 million, an increase of 2.62% or $.7 million from December 31, 1996. As of March 31, 1997, 21,100 warrants or 10.55% of the original 200,000 warrants outstanding have been exercised at $23 per share.

The Risk-based capital ratios are a very good indicator of the Company's financial soundness. As of March 31, 1997, the Company had a Tier 1 capital ratio of 17.44%, a total capital ratio of 18.69%, and a Tier 1 leverage ratio of 10.67%. Each of these ratios compares favorably with the regulatory minimum requirements of 4.00%, 8.00%, and 4.00%, respectively.

"Potential problem loans" consist of loans which are generally secured and not currently considered nonperforming, but where information about possible credit problems has caused management to have doubts as to the ability of such borrowers to comply with present repayment terms. As of March 31, 1997, the Company considers $1,444,149 to be "potentially problem loans", as described above. Historically, however, only a very small portion of those loans have resulted in actual losses for the Company. Loans, including impaired loans, are placed on non-accrual status in accordance with policies established by management. A loan is considered impaired when it is probable that the bank will be unable to collect all amounts due according the contractual terms of the loan agreement. Loans are generally transferred to non-accrual status when principal or interest payments become ninety days past due. Any accrued but uncollected interest previously recorded on such loans is reversed in the current period and interest income is subsequently recognized only when actually collected. Loans are returned to accrual status when management determines that the circumstances have improved to the extent that both principal and interest are deemed collectible and there has been a sustained period of repayment performance. The Company may continue to accrue interest on loans past due ninety days or more which are well secured and in the process of collection.

Liquidity measures the ability of the Company to meet its maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customer credit needs. At March 31, 1997, the Company sold $1.9 million in federal funds. These funds are available on one day notice to meet upcoming obligations. However, due to the low return available on federal funds, the Company has attempted to minimize the level of federal funds while maintaining adequate daily liquidity. Pursuing this aggressive cash policy may cause the Company to experience a negative excess cash position at certain times. However, during the three months ended March 31, 1997, the liquidity levels were at a positive level and it was not necessary to utilize the overnite lines of credit during this period. As additional sources of liquidity, the Company may also sell loans on the secondary market or participate large commercial loans with other financial institutions.


Results of Operations - Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996


Net income of $740,943 for the three months ended March 31, 1997 represents an increase of $91,747, or 14.13%, over the $649,196 earned during the same period ended March 31, 1996. Net income per common share and common share equivalent was $.75 for the three months ended March 31, 1997 compared to $.66 for the same period in 1996.

Net interest income was $2.8 million for the three months ended March 31, 1997, up 9.47% from the $2.5 million earned during the three months ended March 31, 1996. Higher interest rates on interest earning assets and increased volume in the loan portfolio primarily account for this increase in interest income in 1997. Interest expense on deposits decreased by $92,928.

The provision for possible loan losses, the charge to earnings for potential credit losses associated with lending activities, was $93,603 for the three months ended March 31, 1997, up 368.25% from the $19,990 provision recorded during the three months ended March 31, 1996. This increase in the provision for possible loan losses in 1997 was in part due to the increase in charge-offs compared with 1996 and with the additional accrual for expected losses later in 1997. Net charge-offs were $52,059 in the first quarter of 1997, as compared to $23,710 for the same period last year. Management conducts a periodic evaluation which assigns risk weights for individual loans and different classes of loan groups in determining the adequacy of the reserve. Regulatory examination, historical gross loans, an assessment of prevailing and anticipated economic conditions and other relevant factors are used in this analysis. Management of the Company believes this analysis indicates that the level of the loan loss reserve is adequate to absorb any potential losses within the loan portfolio. The allowance for possible loan losses of the Company at March 31, 1997 was $1,886,189 or 1.30% of total loans and is up 2.44% or $44,989 from the allowance at December 31, 1996.

Other operating expense for the three month period ended March 31, 1997 was $1,868,250, an increase of 4.06% over the $1,795,393 recorded for the same period in the prior year. Increases in this category occurred in the following areas: equipment expense increased by $40,947 or 24.84%; and salaries and employee benefits increased by $41,983 or 4.54%. The increase in equipment expense was due largely to the increase in depreciation expense of 1996 and 1997 equipment purchases including a new core processing system and imaging system and equipment. Salaries increases to Company employees for 1997 took effect on January 1, 1997 and represent an approximately 4% increase to all employees. In addition, occupancy expense decreased by $10,858 or 7.83% and FDIC assessment decreased by $11,538 or 75.29%.


New Accounting Pronouncements:

Statement of Financial Accounting Standards No. 128, "Earnings per Share," was issued in February 1997 and is effective for financial statements issued for periods ending after December 15, 1997. This Statement replaces the presentation of primary earnings per share
(EPS) previously required by Accounting Principles Board (APB) Opinion No. 15, "Earnings per Share", with basic EPS. It also requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all entities with complex capital structures. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15.

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted to common stock.

The Company will adopt this Statement for its financial statements for the period ending December 31, 1997. Had the Company computed earnings per share pursuant to this Statement for the quarter ended March 31, 1997, basic EPS would have been $0.80 and diluted EPS would have been $0.72. For the quarter ended March 31, 1996, basic EPS and diluted EPS would have been $0.73 and $0.66, respectively.

Other Events of Significance:

Letchworth Independent Bancshares Corporation installed a new check imaging system in during the fourth quarter of 1996. This equipment is expected to greatly improve customer service. Additionally, it will help to reduce costs by reducing statement preparation time, lowering postage costs, and by streamlining research time. Per the Company's 1997 Strategic Plan, various non-bank opportunities, including financial, trust and insurance related businesses, are being considered.

A contract has been signed which will put in place a "voice response system" early in the third quarter of this year. This system will give our customers the added convenience of being able to access information from their accounts twenty-four hours a day.

Plans were recently announced to open a new branch office in Geneseo, New York, subject to regulatory approval. The Company is purchasing a building in the village that is close to the college campus and downtown businesses.

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

11     Computation of Earnings Per Share for the quarter ended March
31, 1997 is presented on Exhibit 11 of this Report on Form 10-QSB.

(b). The Registrant did not file any current reports on Form 8-K during the quarter ended March 31, 1997.

                         SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        LETCHWORTH INDEPENDENT BANCSHARES CORPORATION


Date_5/8/97              /s/  James W. Fulmer
                                   James W. Fulmer
                                   President & Chief Executive Officer


Date_5/8/97              /s/  Steven C. Lockwood
                                   Steven C. Lockwood
                                   Treasurer & Chief Financial Officer

        LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
              COMPUTATION OF EARNINGS PER SHARE

                       March 31, 1997

Exhibit 11:
                                             Three Months Ended
March 31, 1997

Net income                                        $740,943

Add: Adjustment due to assumed interest
savings on debt reduction                                0
Adjusted Net Income                               $740,943

Weighted average number of shares
outstanding                                        940,442
Add: Common stock equivalent shares due
to assumed exercise of options and warrants         63,054
Less: ESOP shares accounted for in accordance
with SOP 93-6 not committed to be released         (10,677)
Adjusted common and common equivalent shares       992,819

Net Income per common and common equivalent
 share                                               $ .75