Form 10QSB
period 1997-06-30
LETCHWORTH INDEPENDENT BANCSHARES CORP
filed 1997-08-08
CIK 723323

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                         FORM 10-QSB

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1997

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

          Class                Outstanding as of July 25, 1997
     Common Stock, $1.00 per share        964,422 shares

Transitional Small Business Disclosure Format (Check One):
     Yes__ No X

LETCHWORTH INDEPENDENT BANCSHARES CORPORATION


INDEX
                                                            Page

PART I    Financial Information

Item 1.   Financial Statements

          Consolidated Statement of Condition
            June 30, 1997(Unaudited) and
            December 31, 1996(Unaudited)                         3

          Consolidated Statement of Income (Unaudited)
            Three Months and Six Months Ended June 30, 1997
            and 1996, respectively                               4


          Consolidated Statement of Cash Flows (Unaudited)
            Six Months Ended June 30,1997 and 1996,
            respectively                                         5

          Notes to Consolidated Financial Information            6

Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                      9

PART II   Other Information

Item 4    Submission of Matters to a Vote of Security
           Holders                                               13

Item 6    Exhibits and Reports on Form 8-K                       14

Signatures                                                       15

Exhibit 11

        LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
             CONSOLIDATED STATEMENT OF CONDITION
                         (UNAUDITED)


                                           June 30,    December 31,
                                             1997          1996
                Assets

Cash and due from banks                    $8,276,327   $11,115,746
Fed funds sold                                      0       450,000
Securities available for sale,             32,815,882    36,151,500
Securities held to maturity, market        43,672,665    42,071,869
value o  $44,574,105 and $42,968,700,
respectively
Loans, net of allowance for loan losses
of $1,916,280 and $1,841,200,             147,966,409   144,455,041
respectively
Accrued interest receivable                 1,800,927     1,716,241
Federal Hone Loan Bank stock                1,213,300     1,105,000
Premises and equipment, net                 5,546,472     5,649,294
Other assets                                2,349,722     2,338,019

      Total Assets                       $243,641,704  $245,052,710

Liabilities and Shareholders' Equity

Deposits:
   Noninterest-bearing                    $26,905,214   $27,344,602
   Interest bearing                       176,429,050   180,149,695
       Total deposits                    $203,334,264  $207,494,297

Fed funds purchase/REPO's                   3,699,283     1,702,729
Accrued interest payable                      788,834       708,380
Accrued taxes and other liabilities           226,768     1,196,913
Advances from Federal Home Loan Bank        8,382,962     8,144,797
       Total Liabilities                 $216,432,111  $219,247,116

Shareholders' equity:
  Common stock, par value $1.00 per share
   1,500,000 shares authorized, 963,786
   and 939,386
  shares issued                              $963,786      $939,386
  Capital surplus                          11,438,920    10,910,120
  Retained earnings                        15,174,920    14,046,314
  Unrealized gain on securities               118,628       162,869
  Employee stock ownership plan loan        (486,661)     (253,095)
payable
       Total shareholders' equity         $27,209,593   $25,805,594

Total Liabilities and Shareholders'      $243,641,704  $245,052,710
Equity

        LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
              CONSOLIDATED STATEMENT OF INCOME
                         (UNAUDITED)

                                 Three Months Ended          Six Months Ended

                                       June 30,               June 30,
                                    1997      1996         1997        1996
Interest income:
 Interest and fees on loans     $3,617,521  $3,200,558   $7,072,424  $6,426,520
 Interest on investment securities
  Taxable                          804,158     926,029    1,636,196   1,864,293
  Tax-Exempt                       313,647     278,792      626,473     560,560
 Interest on federal funds sold     74,178      83,500      124,833     151,842
Total interest income           $4,809,504  $4,488,879   $9,459,926  $9,003,215

Interest on deposits              1,961,717  1,827,386    3,853,572   3,812,169

Net interest income              $2,847,787 $2,661,493   $5,606,354  $5,191,046
Provision for possible loan          68,687     77,259      162,290      97,249
losses
   Net interest income after
    provision for possible loan
    losses                       $2,779,100 $2,584,234   $5,444,064  $5,093,797

Other operating income:
 Service charges on deposit
  accounts                         $235,729   $233,204     $465,611    $447,566
 Other charges and fees              22,538     18,806       41,687      43,643
 Other operating income              13,348     32,461       75,031      47,788
 Gains on sales of loans and
  securities available for sale      29,642     13,221       37,657      13,221

Total other operating income       $301,257   $297,692     $619,986    $552,218

Other operating expenses:
 Salaries and employee benefits  $1,026,197   $931,235   $1,992,787  $1,855,842
 Occupancy expense                  128,626    131,440      256,377     270,049
 Equipment expense                  174,646    156,833      380,446     321,686
 FDIC assessment                     15,259     28,166       19,045      43,490
 Other non-detailed expenses        624,561    528,230    1,188,884   1,080,230
  Total other operating expense  $1,969,289 $1,775,904   $3,837,539  $3,571,297

Income before income taxes        1,111,068  1,106,022    2,226,511   2,074,718
Provision for income taxes          343,000    364,500      717,500     684,000

Net income                        $768,068   $741,522   $1,509,011  $1,390,718
Net income per common and
common share equivalent             $ .77      $ .75      $ 1.52      $ 1.41

        LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
            CONSOLIDATED STATEMENT OF CASH FLOWS
                         (UNAUDITED)

                                                   Six Months Ended
                                                        June 30,
                                                   1997          1996
Cash flows from operating activities:
   Net income                                    $1,509,011    $1,390,718
   Adjustments to reconcile net income to
    net cash provided by operating activities-
     Depreciation and amortization                  473,814       447,646
     Provision for possible loan losses             162,290        97,249
     ESOP compensation expense                      112,584       112,584
     Gain on sale of investments                   (36,850)      (12,774)
     Gain on sale of loans                            (807)         (448)
     (Increase) in interest receivable             (84,686)      (87,779)
     Increase in other assets                     (125,514)     (541,058)
     Increase in interest payable                    80,454         8,154
     (Decrease) increase in accrued taxes
      and other liabilities                       (504,534)       724,839
   Net cash provided by operating activities     $1,585,762    $2,139,131

Cash flows from investing activities:
   Proceeds from sales of securities-
available
      for sale                                   $4,028,594    $2,027,500
   Proceeds from calls and maturities of         $4,496,690    $8,109,318
securities
   Proceeds from sale of loans                     $340,250      $509,075
   Purchases of securities-held to maturity    ($3,952,904)  ($5,400,888)
   Purchases of securities-available for sale  ($3,035,277)  ($1,880,173)
   Net increase in loans                       ($4,013,101)  ($2,201,246)
   Expenditures for capital assets               ($219,395)    ($394,576)
   Net cash provided by investing activities   ($2,355,143)      $769,010

Cash flows from financing activities:
  Net decrease (increase) in demand deposits,
NOW
    accounts and money market accounts         ($3,692,385)    $3,536,465
  Net decrease in time deposits                   (467,648)   (6,149,458)
  Proceeds from current ESOP borrowings           (486,661)             0
  Repayment FHLB borrowings                        (86,935)     (231,574)
  Exercise of warrants & stock options              553,200       315,050
  Fed funds purchased/repos                       1,996,554       423,651
  Dividends paid                                  (380,405)     (290,538)
  Net cash provided by financing activities    ($2,564,280)  ($2,396,404)

Net (decrease) increase in cash and cash       ($3,289,419)      $399,153
equivalents
Cash and due from banks, beginning of year       11,565,746     9,802,080
Cash and due from banks, end of quarter          $8,276,327   $10,201,233

Interest paid                                    $3,934,026    $3,820,323
Income taxes paid                                  $380,003      $652,000

        LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL INFORMATION

                        June 30, 1997

Note 1 Basis of Presentation

The unaudited interim financial information includes the accounts of Letchworth Independent Bancshares Corporation and its subsidiary, The Bank of Castile. The financial information has been prepared in accordance with the Summary of Significant Accounting Policies as outlined in the Company's Form 10-KSB for the year ended December 31, 1996 and, in the opinion of management contains all adjustments necessary to present fairly the Company's financial position as of June 30, 1997 and December 31, 1996, the results of its operations for the three month and six month periods ended June 30, 1997 and 1996, respectively, and its cash flows for the six month periods ended June 30, 1997 and 1996, respectively.

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

Note 2 Loans

Loans consist of the following:
                                        June 30      December-31
                                         1997           1996

    Residential real estate           $ 47,618,991   $ 45,656,220
    Commercial real estate              34,565,287     33,852,371
    Agricultural loans                  27,637,040     29,025,726
    Commercial and industrial loans     30,376,204     28,118,416
    Consumer loans                       9,685,167      9,643,508
                                      $149,882,689   $146,296,241



An analysis of changes in the
allowance for possible loan losses
is as follows:
                                       June 30,       June 30,
                                         1997           1996
                                      (unaudited)    (unaudited)

Balance, beginning of year              $1,841,200     $1,716,319
Chargeoffs:
  Agricultural loans                             0              0
  Commercial and industrial loans           38,148         30,462
  Real estate mortgages                     13,564              0
  Consumer loans                            43,556         49,009
                                           $95,268        $79,471

Recoveries:
  Agricultural loans                             0              0
  Commercial and industrial loans            1,878          2,685
  Real estate mortgages                          0              0
  Consumer loans                             6,180         13,325
                                             8,058         16,010
Net charge-offs                            $87,210        $63,461
Additional charges to operations           162,290         97,249

Balance, end of period                  $1,916,280     $1,750,107




The following table summarized the Company's non-performing loans at the dates indicated.

                                                    June 30,
                                            1997      1996      1995
Non-accruing loans                        287,350    558,624   80,570
Accruing loans past due 90 days or more   252,399    134,099   79,457
Renegotiated loans                            0         0        0

The average balance of impaired loans during the first six months of 1997 was approximately $362,950. At June 30, 1997, the balance of impaired loans and related reserve against that balance was $347,845 and $116,716, respectively. Interest income recognized on impaired loans and interest income recognized on a cash basis was not significant.




Note 3 Investment Securities

The book and approximate
market value of investment
securities at June 30, 1997:

                                   June 30, 1997         December 31, 1996
                            Amortized      Market      Amortized       Market
                               Cost        Value         Cost          Value
                            (unaudited)  (unaudited)  (unaudited)   (unaudited)
Available for Sale
U.S. Treasury securities
and obligations of U.S.
Government corporations
and agencies                $19,861,053  $20,018,802  $26,662,060 $26,923,000
State and political
subdivision  obligations       $500,045     $500,635     $501,030    $505,200
Mortgage-Backed Securities  $12,267,010  $12,296,445   $8,716,609  $8,723,300
                            $32,628,108  $32,815,882  $35,879,699 $36,151,500





Held to Maturity

U.S. Treasury securities
and obligations of U.S.
Government corporations
and agencies                $12,029,905  $12,226,246  $12,203,294 $12,465,800
State and political
subdivision obligations     $24,893,561  $25,588,297  $24,413,840 $25,039,300
Mortgage-Backed Securities   $6,749,199   $6,759,562   $5,454,735  $5,463,600
                            $43,672,665  $44,574,105  $42,071,869 $42,968,700


Note 4 Earnings Per Share

Earnings per share are based on the weighted average number of common, and when applicable, common equivalent shares outstanding during the period.

LETCHWORTH INDEPENDENT BANCSHARES CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


June 30, 1997


Financial Condition


Total assets of Letchworth Independent Bancshares Corporation (the "Company") were $243.6 million as of June 30, 1997, a decrease of $1.4 million, or .58%, below total assets at December 31, 1996. Deposits, the Company's primary source of funds, decreased $4.2 million, or 2.00%, to $203.3 million at June 30, 1997. The primary reason for the decrease in deposits was the Company's conscious effort to be less aggressive in bidding for municipal certificates of deposit.

Total loans outstanding as of June 30, 1997 increased by $3.6 million, or 2.50%, over total loans at December 31, 1996. The total loans outstanding figure of $149.9 million is net of loans sold. As of June 30, 1997, residential real estate loans increased by $2.0 million or 4.31%; agricultural loans decreased $1.4 million or 4.78%; commercial and industrial loans increased $2.3 million or 8.03%; consumer loans increased $.04 million or .43%; and commercial real estate loans increased $.7 million or 2.11%. Consumer loans have remained fairly constant over the past several years as a result of increased competition from non-bank organizations and the Company's focus on different loan products.

The Company's shareholders' equity increased to $27.2 million, an increase of 5.44% or $1.4 million from December 31, 1996. As of June 30, 1997, 41,050 warrants or 20.53% of the original 200,000 warrants outstanding have been exercised at $23 per share.

The Risk-based capital ratios are a very good indicator of the Company's financial soundness. As of June 30, 1997, the Company had a Tier 1 capital ratio of 17.33%, a total capital ratio of 18.58%, and a Tier 1 leverage ratio of 10.86%. Each of these ratios compares favorably with the regulatory minimum requirements of 4.00%, 8.00%, and 4.00%, respectively.

"Potential problem loans" consist of loans which are generally secured and not currently considered nonperforming, but where information about possible credit problems has caused management to have doubts as to the ability of such borrowers to comply with present repayment terms. As of June 30, 1997, the Company considers $2,655,251 to be "potentially problem loans", as described above. Historically, however, only a very small portion of those loans have resulted in actual losses for the Company. Loans, including impaired loans, are placed on non-accrual status in accordance with policies established by management. A loan is considered impaired when it is probable that the bank will be unable to collect all amounts due according the contractual terms of the loan agreement. Loans are generally transferred to non-accrual status when principal or interest payments become ninety days past due. Any accrued but uncollected interest previously recorded on such loans is reversed in the current period and interest income is subsequently recognized only when actually collected. Loans are returned to accrual status when management determines that the circumstances have improved to the extent that both principal and interest are deemed collectible and there has been a sustained period of repayment performance. The Company may continue to accrue interest on loans past due ninety days or more which are well secured and in the process of collection.

Liquidity measures the ability of the Company to meet its maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customer credit needs. Federal funds are available on one day notice to meet upcoming obligations. However, due to the low return available on federal funds, the Company has attempted to minimize the level of federal funds while maintaining adequate daily liquidity. Pursuing this aggressive cash policy may cause the Company to experience a negative cash position at certain times. During the six months ended June 30, 1997, the Company utilized the overnight lines of credit four days. As additional sources of liquidity, the Company may also sell loans on the secondary market or participate large commercial loans with other financial institutions.


Results of Operations - Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996


Net income of $768,068 for the three months ended June 30, 1997 represents an increase of $26,546, or 3.58%, over the $741,522 earned during the same period ended June 30, 1996. Net income per common share and common share equivalent was $.77 for the three months ended June 30, 1997 compared to $.75 for the same period in 1996.

Net interest income was $2.8 million for the three months ended June 30, 1997, up 7.00% from the $2.7 million earned during the three months ended June 30, 1996. Higher interest rates on interest earning assets and increased volume in the loan portfolio primarily account for this increase in interest income in 1997. Interest expense on deposits increased to $2.0 million, up 7.35% over the interest expense for the three months ended June 30,1996.

The provision for possible loan losses, the charge to earnings for potential credit losses associated with lending activities, was $68,687 for the three months ended June 30, 1997, down 11.10% from the $77,259 provision recorded during the three months ended June 30, 1996. Net charge-offs were $38,596 in the second quarter of 1997, compared to $47,221 for the same period last year.

Other operating expense for the three month period ended June 30, 1997 was $1,969,289, an increase of 10.89% over the $1,775,904 recorded for the same period in the prior year. Increases in this category occurred in the following areas: The increase in equipment expense of $17,813 or 11.36% was due largely to the increase in depreciation expense of 1996 and 1997 equipment purchases including a new core processing system and imaging system and equipment.
Salaries increases to Company employees for 1997 took effect on January 1, 1997 and represent an approximately 4% increase to all employees. The increase in addition to an accrual for an anticipated year end bonus result in the $94,962 or 10.20% increase in the salaries and employee benefits expense. In addition, occupancy expense decreased by $2,814 or 2.14% and FDIC assessment decreased by $12,907 or 45.82%. Other non-detailed expenses also increased $96,331 or 18.24% over the first six months of 1996.


Results of Operations - Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

Net income of $1,509,011 for the six months ended June 30, 1997 represents an increase of $118,293, or 8.51%, over the $1,390,718 earned during the same period ended June 30, 1996. Net income per common share was $1.52 for the six months ended June 30, 1997 compared to $1.41 for the same period in 1996.

Net interest income increased to $5.6 million for the six months ended June 30, 1997, up 8.00% from the $5.2 million earned during the six months ended June 30, 1996. Interest expense on deposits increased only slightly to $3.9 million for the six months period ended June 30, 1997.

Provision for possible loan losses, the charge to earnings for potential credit losses associated with lending activities, was $162,290 for the six months ended June 30, 1997, up 66.88% from the $97,249 provision recorded during the six months ended June 30,1996. Net charge offs were $87,210 in the first half of 1997, as compared to $63,461 for the same period in 1996. Management conducts a periodic evaluation which assigns risk weights for individual loans and different classes of loan groups in determining the adequacy of the reserve. Internal and regulatory loan classifications, historical loan losses, and an assessment of prevailing and anticipated economic conditions and other relevant factors are used in this analysis. Management of the Company believes this analysis indicates that the level of the loan loss reserve is adequate to absorb any potential losses within the loan portfolio. The allowance for possible loan losses of the Company at June 30, 1997 was $1,916,280 or 1.28% of total loans and is up 4.08% or $75,080 from the allowance at December 31, 1996.

Other operating expense for the six month period ended June 30, 1997 was $3,837,539, an increase of 7.46% over the $3,571,297 recorded for the same period in the prior year. As explained in the three months comparison, the increase of $136,945 or 7.38% in salaries and employee benefits expense represents the monthly accrual for the anticipated year end bonus to employees plus the general salary increase to employees which went into effect on January 1, 1997. The $58,760 or 18.27% increase in equipment expense was also explained in the three months comparison of the full year of depreciation recorded for the Company's new core processing and imaging systems. The $108,654 or 10.06% increase in other non-detailed expenses can be broken down into several individual accounts including a $56,291 or 62% increase in printing and supplies, a $29,655 or 200.67% increase in training, a $10,672 or 21.00% increase in audits and exams and a $30,836 or 107.43% increase in legal expenses and a decrease in the FDIC assessment of $24,445 or 56.21%.



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

The Company will adopt this Statement for its financial statements for the period ending December 31, 1997. Had the Company computed earnings per share pursuant to this Statement for the quarter ended June 30, 1997, basic EPS would have been $0.81 and diluted EPS would have been $0.74. For the quarter ended June 30, 1996, basic EPS and diluted EPS would have been $0.83 and $0.75, respectively. For the six months ended June 30, 1997, basic EPS would have been $1.61 and diluted EPS would have been $1.46. For the six months ended June 30, 1996, basic EPS and diluted EPS would have been $1.56 and $1.42, respectively.

Other Events of Significance:

Letchworth Independent Bancshares Corporation installed a new check imaging system in during the fourth quarter of 1996. This equipment is expected to greatly improve customer service. Additionally, it will help to reduce costs by reducing statement preparation time, lowering postage costs, and by streamlining research time. Per the Company's 1997 Strategic Plan, various non-bank opportunities, including financial and insurance related businesses, are being considered.

The Bank of Castile received permission from its primary regulators during the 2nd quarter to begin offering "Trust and Investment" related services to its customers. During the 3rd quarter of 1997, the Bank of Castile plans to initiate the department by utilizing its previously established agreement with Tompkins County Trust Company t provide the necessary "backroom" support and to hire a Trust and Investment Officer. Present plans call for the department to be housed in the Bank's soon to be opened Geneseo office. The goal of this endeavor is to solicit money management, employee benefit, corporate and personal trust business among others.

A "voice response system" was installed during the second quarter of 1997. It is currently in the testing stage and is expected to be offered to customers in the third quarter of this year. This system will give our customers the added convenience of being able to access information from their accounts twenty-four hours a day.

The Company has received all regulatory approvals for its 11th office in the Livingston County community of Geneseo. The Bank purchased a 9,600 square foot building in the village of Geneseo, half of which is rented for at least the next six years to the US Postal Service. The remaining space will be converted to a financial center to include typical branch retail services, a lending officer, as well as the trust and investment department. The building is located less than one block from the campus of SUNY at Geneseo.





                      OTHER INFORMATION



ITEM 4.  Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Shareholders of the Company which was held on May 8, 1997, Charles L. VanArsdale and James W. Fulmer were re-elected as directors of the Company for a term of three (3) years, and Price Waterhouse LLP was elected as independent accountants of the Company for the year ending December 31, 1997. Of the 943,172 shares of common stock outstanding and eligible to vote at the Annual Meeting, 767,839 shares were voted in favor of the election of each Mr. VanArsdale and Mr. Fulmer, and the authority to vote 319 shares was withheld for Mr. VanArsdale and Mr. Fulmer. In addition, 763,111 shares of common stock were voted in favor of the election of Price Waterhouse LLP as independent accountants of the Company, 700 shares of common stock were voted against such election, and 7,137 shares of common stock abstained from the vote.

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

11     Computation of Earnings Per Share for the quarter ended June
30, 1997 is presented on Exhibit 11 of this Report on Form 10-QSB.

(b). The Registrant did not file any current reports on Form 8-K during the quarter ended June 30, 1997.

                         SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        LETCHWORTH INDEPENDENT BANCSHARES CORPORATION


Date_8/8/97              /s/  James W. Fulmer
                                   James W. Fulmer
                                   President & Chief Executive Officer


Date_8/8/97              /s/  Steven C. Lockwood
                                   Steven C. Lockwood
                                   Treasurer & Chief Financial Officer

        LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
              COMPUTATION OF EARNINGS PER SHARE

                        June 30, 1997

Exhibit 11:
                                             Three Months Ended
                                                June 30, 1997


Net income                                        $768,068


Weighted average number of shares
outstanding                                        955,533
Add: Common stock equivalent shares due
to assumed exercise of options and warrants         48,339
Less: ESOP shares accounted for in accordance
with SOP 93-6 not committed to be released         (10,023)
Adjusted common and common equivalent shares       993,848

Net Income per common and common equivalent
 share                                               $ .77



                                             Six Months Ended
                                              June 30, 1997


Net income                                        $1,509,011


Weighted average number of shares
outstanding                                          943,836
Add: Common stock equivalent shares due
to assumed exercise of options and warrants           56,955
Less: ESOP shares accounted for in accordance
with SOP 93-6 not committed to be released           (10,350)
Adjusted common and common equivalent shares         990,441

Net Income per common and common equivalent
 share                                                $ 1.52