Form 10QSB/A
period 1995-09-30
LETCHWORTH INDEPENDENT BANCSHARES CORP
filed 1997-08-18
CIK 723323

LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
            CONSOLIDATED STATEMENT OF CASH FLOWS
                         (UNAUDITED)

                                                    Six Months Ended
                                                        June 30,
                                                   1997          1996
Cash flows from operating activities:
   Net income                                    $1,509,011    $1,390,718
   Adjustments to reconcile net income to
    net cash provided by operating activities-
     Depreciation and amortization                  473,814       447,646
     Provision for possible loan losses             162,290        97,249
     ESOP compensation expense                      112,584       112,584
     Gain on sale of investments                   (36,850)      (12,774)
     Gain on sale of loans                            (807)         (448)
     (Increase) in interest receivable             (84,686)      (87,779)
     Increase in other assets                      (81,274)     (541,058)
     Increase in interest payable                    80,454         8,154
     (Decrease) increase in accrued taxes
      and other liabilities                       (504,534)       724,839
   Net cash provided by operating activities     $1,630,004    $2,139,131

Cash flows from investing activities:
   Proceeds from sales of securities-
available
      for sale                                   $4,028,594    $2,027,500
   Proceeds from calls and maturities of         $4,496,690    $8,109,318
securities
   Proceeds from sale of loans                     $340,250      $509,075
   Purchases of securities-held to maturity    ($3,952,904)  ($5,400,888)
   Purchases of securities-available for sale  ($3,035,277)  ($1,880,173)
   Net increase in loans                       ($4,013,101)  ($2,201,246)
   Expenditures for capital assets               ($219,395)    ($394,576)
   Net cash provided by investing activities   ($2,355,143)      $769,010

Cash flows from financing activities:
  Net decrease (increase) in demand deposits,
NOW
    accounts and money market accounts         ($3,692,385)    $3,536,465
  Net decrease in time deposits                   (467,648)   (6,149,458)
  Proceeds from current ESOP borrowings           (486,661)             0
  Repayment FHLB borrowings                        (86,935)     (231,574)
  Exercise of warrants & stock options              553,200       315,050
  Fed funds purchased/repos                       1,996,554       423,651
  Dividends paid                                  (380,405)     (290,538)
  Net cash provided by financing activities    ($2,564,280)  ($2,396,404)

Net (decrease) increase in cash and cash       ($3,289,419)      $399,153
equivalents
Cash and due from banks, beginning of year       11,565,746     9,802,080
Cash and due from banks, end of quarter          $8,276,327   $10,201,233

Interest paid                                    $3,934,026    $3,820,323
Income taxes paid                                  $380,003      $652,000