Form 10QSB
period 1997-09-30
LETCHWORTH INDEPENDENT BANCSHARES CORP
filed 1997-11-12
CIK 723323

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                         FORM 10-QSB

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1997

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

          Class                Outstanding as of October 24, 1997
     Common Stock, $1.00 per share        971,536 shares

Transitional Small Business Disclosure Format (Check One):
     Yes__ No X



LETCHWORTH INDEPENDENT BANCSHARES CORPORATION

INDEX
                                                            Page

PART I    Financial Information

Item 1.   Financial Statements

          Consolidated Statement of Condition
            September 30, 1997(Unaudited) and
            December 31, 1996                                    3

          Consolidated Statement of Income (Unaudited)
            Three Months and Nine Months Ended
            September 30, 1997 and 1996, respectively            4


          Consolidated Statement of Cash Flows (Unaudited)
            Nine Months Ended September 30,1997 and 1996,
            respectively                                         5

          Notes to Consolidated Financial Information            6

Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                      9

PART II   Other Information

Item 6    Exhibits and Reports on Form 8-K                       14

Signatures                                                       16

Exhibit 11





        LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
             CONSOLIDATED STATEMENT OF CONDITION

                                       (UNAUDITED)
                                       September 30,  December 31,
                                           1997           1996
               Assets

Cash and due from banks                  $11,438,337   $11,115,746
Fed funds sold                            10,025,000       450,000
Securities available for sale,            32,715,566    36,151,500
Securities held to maturity, market       43,813,211    42,071,869
value of $44,822,845 and $42,968,700,
respectively
Loans, net of allowance for loan
losses of $1,941,297 and $1,841,200,     151,737,187   144,455,041
respectively
Accrued interest receivable                1,930,012     1,716,241
Federal Home Loan Bank stock               1,213,300     1,105,000
Premises and equipment, net                6,115,661     5,649,294
Other assets                               2,384,184     2,338,019

      Total Assets                      $261,372,458  $245,052,710

Liabilities and Shareholders' Equity

Deposits:
   Noninterest-bearing                   $27,125,402   $27,344,602
   Interest bearing                      194,778,021   180,149,695
       Total deposits                   $221,903,423  $207,494,297

Fed funds purchased/repurchase             2,081,678     1,702,729
agreements
Advances from Federal Home Loan Bank       7,853,072     8,144,797
Accrued interest payable                     803,196       708,380
Accrued taxes and other liabilities          709,998     1,196,913
       Total Liabilities                $233,351,367  $219,247,116

Shareholders' Equity:
  Common stock, par value $1.00 per
  share 1,500,000 shares authorized,
  968,986 and 939,386 shares issued         $968,986      $939,386
  Capital surplus                         11,553,320    10,910,120
  Retained earnings                       15,806,067    14,046,314
  Unrealized gain on securities              179,379       162,869
   Employee stock ownership plan loan       (486,661)     (253,095)
   payable
       Total shareholders' equity        $28,021,091   $25,805,594

Total Liabilities and Shareholders'     $261,372,458  $245,052,710
Equity


        LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
              CONSOLIDATED STATEMENT OF INCOME
                         (UNAUDITED)

                                  Three Months Ended     Nine Months Ended
                                     September 30           September 30
                                    1997      1996         1997        1996
Interest income:
 Interest and fees on loans    $3,706,521  $3,329,094  $10,778,945  $9,755,614
 Interest on investment securities
  Taxable                         810,070     853,566    2,446,266   2,717,859
  Tax-Exempt                      312,811     276,152      939,284     836,712
 Interest on federal funds sold    92,647      40,458      217,480     192,300
Total interest income          $4,922,049  $4,499,270  $14,381,975 $13,502,485

Interest on deposits, fed funds
  purchased and repurchase      2,063,939   1,800,212    5,917,511   5,612,381
  agreements

Net interest income            $2,858,110  $2,699,058   $8,464,464  $7,890,104
Provision for possible loan        87,151      83,426      249,441     180,675
losses
   Net interest income after
    provision for possible loan
    losses                     $2,770,959  $2,615,632   $8,215,023  $7,709,429

Other operating income:
 Service charges on deposit
  accounts                       $254,653    $230,765     $720,264    $678,331
 Other charges and fees            24,309      26,002       65,996      69,645
 Other operating income            77,806      61,686      152,837     109,474
 Gains on sales of loans and
  securities available for sale         -      14,077       37,657      27,298
Total other operating income     $356,768    $332,530     $976,754    $884,748

Other operating expenses:
 Salaries and employee benefits$1,041,144    $970,590   $3,033,931  $2,826,432
 Occupancy expense                117,647     111,542      374,024     381,591
 Equipment expense                187,980     142,771      568,426     464,457
 FDIC assessment                    6,054     136,737       25,099     180,227
 Other expenses                   558,320     447,144    1,747,204   1,527,374
  Total other operating expense$1,911,145  $1,808,784   $5,748,684  $5,380,081

Income before income taxes      1,216,582   1,139,378    3,443,093   3,214,096
Provision for income taxes        392,500     351,000    1,110,000   1,035,000
Net income                       $824,082    $788,378   $2,333,093  $2,179,096
Net income per common and
common share equivalent         $    0.79  $     0.80   $     2.31  $     2.21


        LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
            CONSOLIDATED STATEMENT OF CASH FLOWS
                         (UNAUDITED)
                                                      Nine Months Ended
                                                         September 30,
                                                     1997          1996
Cash flows from operating activities:
   Net income                                      $2,333,093     $2,179,096
   Adjustments to reconcile net income to
    net cash provided by operating activities-
     Depreciation and amortization                    632,634        666,770
     Provision for possible loan losses               249,441        180,675
     ESOP compensation expense                        112,584        112,583
     Gain on sale of investments & loans             (37,657)       (27,298)
     Increase in interest receivable                (213,771)       (11,079)
     Increase in other assets                       (150,519)      (355,563)
     Increase (decrease) in interest payable           94,816       (25,789)
     (Decrease) increase in accrued taxes
      and other liabilities                         (486,915)        636,448
   Net cash provided by operating activities       $2,533,706     $3,355,843

Cash flows from investing activities:
   Proceeds from sales of securities-available
      for sale                                     $4,028,594     $4,519,219
   Proceeds from calls and maturities of          $14,625,145    $11,865,280
      securities
   Proceeds from sale of loans                       $340,250     $1,118,657
   Purchases of securities-held to maturity      ($5,470,057)   ($5,829,206)
   Purchases of securities-available for sale   ($11,650,955)   ($3,471,113)
   Net increase in loans                         ($7,871,030)   ($6,666,844)
   Expenditures for capital assets                 ($887,722)     ($550,010)
   Net cash provided by investing activities     ($6,885,775)       $985,983

Cash flows from financing activities:
  Net increase in demand deposits, NOW
    accounts and money market accounts             $4,952,637     $4,238,721
  Net increase (decrease) in time deposits          9,456,489    (6,827,217)
  Repayment of FHLB borrowings                      (291,725)      (298,935)
  Exercise of warrants and stock options              326,650        355,300
  Net increase in fed funds                           378,949        119,553
    purchased/repurchase agreements
  Dividends paid                                    (573,340)      (437,037)
  Net cash provided by financing activities       $14,249,660   ($2,849,615)

Net increase in cash and cash equivalents          $9,897,591     $1,492,211
Cash and due from banks, beginning of year         11,565,746      9,802,080
Cash and due from banks, end of quarter           $21,463,337    $11,294,291

Interest paid                                      $5,822,695     $5,586,315
Income taxes paid                                    $740,003       $977,000


        LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL INFORMATION

                     September 30, 1997

Note 1 Basis of Presentation

The unaudited interim financial information includes the accounts of Letchworth Independent Bancshares Corporation and its subsidiary, The Bank of Castile. The financial information has been prepared in accordance with the Summary of Significant Accounting Policies as outlined in the Company's Form 10-KSB for the year ended December 31, 1996 and, in the opinion of management contains all adjustments necessary to present fairly the Company's financial position as of September 30, 1997 and December 31, 1996, the results of its operations for the three month and nine month periods ended September 30, 1997 and 1996, respectively, and its cash flows for the nine month periods ended September 30, 1997 and 1996, respectively.

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



Note 2 Loans

Loans consist of the following:
                                     September 30,     December 31,
                                         1997              1996

    Residential real estate           $  48,814,375       $45,656,220
    Commercial real estate               34,742,033        33,852,371
    Agricultural loans                   28,880,933        29,025,726
    Commercial and industrial loans      31,173,906        28,118,416
    Consumer loans                       10,067,237         9,643,508
                                      $ 153,678,484      $146,296,241








An analysis of changes in the
allowance for possible loan losses
is as follows:
                                     September 30,    September 30,
                                         1997              1996
                                      (unaudited)      (unaudited)

Balance, beginning of year               $1,841,200        $1,716,300
Chargeoffs:
  Agricultural loans                              0                 0
  Commercial and industrial loans            71,038            39,926
  Real estate mortgages                      23,564            24,603
  Consumer loans                             71,296            68,522
                                           $165,898          $133,051

Recoveries:
  Agricultural loans                              0                 0
  Commercial and industrial loans             2,883             3,479
  Real estate mortgages                           0                 0
  Consumer loans                             13,671            20,786
                                             16,554            24,265
Net charge-offs                            $149,344          $108,805
Provision for possible loan losses          249,441           180,675

Balance, end of period                   $1,941,297        $1,788,189


The following table summarized the Company's non-performing loans at the dates indicated.

                                                    September 30,
                                            1997      1996      1995
Non-accruing loans                        264,399    503,644   190,257
Accruing loans past due 90 days or more   174,566    216,883   162,074
Renegotiated loans                            0         0        0

The average balance of impaired loans during the first nine months of 1997 was approximately $390,523. At September 30, 1997, the balance of impaired loans and related reserve against that balance was $445,669 and $76,870, respectively. Interest income recognized on impaired loans and interest income recognized on a cash basis was not significant.







Note 3 Investment Securities

The book and approximate market
value of investment securities
at September 30, 1997:

                                 September 30, 1997        December 31, 1996
                               Amortized     Market       Amortized    Market
                                  Cost       Value          Cost       Value
                              (unaudited) (unaudited)   (unaudited)(unaudited)
Available for Sale

U.S. Treasury securities and
 obligations of U.S. Government
 corporations and agencies    $14,857,977 $15,029,812  $26,662,060 $26,923,000
State and political subdivision
 obligations                   $2,060,936  $2,089,355     $501,030    $505,200
Mortgage-Backed Securities    $15,511,877 $15,596,399   $8,716,609  $8,723,300
                              $32,430,790 $32,715,566  $35,879,699 $36,151,500


Letchworth Independent Bancshares
Notes
Continued

Held to Maturity

U.S. Treasury securities and
 obligations of U.S. Government
 corporations and agencies    $12,023,043 $12,237,088  $12,203,294 $12,465,800
State and political subdivision
 obligations                  $25,282,498 $26,066,032  $24,413,840 $25,039,300
Mortgage-Backed Securities     $6,507,670  $6,537,283   $5,454,735  $5,463,600
                              $43,813,211 $44,840,403  $42,071,869 $42,968,700



LETCHWORTH INDEPENDENT BANCSHARES CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


September 30, 1997


Financial Condition


Total assets of Letchworth Independent Bancshares Corporation (the "Company") were $261.4 million as of September 30, 1997, an increase of $16.3 million, or 6.66%, above total assets at December 31, 1996. Deposits, the Company's primary source of funds, increased $14.4 million, or 6.94%, to $221.9 million at September 30, 1997. The primary reason for the increase in deposits was an inflow of certificates of deposit as a result of a CD special offered during the summer and an inflow of municipal money from aid payments received near the quarter end.

Total loans outstanding as of September 30, 1997 increased by $7.4 million, or 5.05%, over total loans at December 31, 1996. As of September 30, 1997, residential real estate loans increased by $3.2 million or 6.92%; agricultural loans decreased $.1 million or .50%; commercial and industrial loans increased $3.1 million or 10.87%; consumer loans increased $.4 million or 4.39%; and commercial real estate loans increased $.9 million or 2.63%. The near 11% increase in commercial and industrial loans is a result of additional opportunities from new branch locations in Avon and Batavia.

"Potential problem loans" consist of loans which are generally secured and not currently considered nonperforming, but where information about possible credit problems has caused management to have doubts as to the ability of such borrowers to comply with present repayment terms. As of September 30, 1997, the Company considers $2,455,035 to be "potentially problem loans", as described above. Historically, however, only a very small portion of those loans have resulted in actual losses for the Company.

Management conducts a periodic evaluation which assigns risk weights for individual loans and different classes of loan groups in determining the adequacy of the reserve. Internal and regulatory loan classifications, historical loan losses, and an assessment of prevailing and anticipated economic conditions and other relevant factors are used in this analysis. Management of the Company believes this analysis indicates that the level of the loan loss reserve is adequate to absorb any potential losses within the loan portfolio. The allowance for possible loan losses of the Company at September 30, 1997 was $1,941,297 or 1.26% of total loans and is up 5.44% or $100,097 from the allowance at December 31, 1996.

The Company's shareholders' equity increased to $28.0 million, an increase of 8.59% or $2.2 million from December 31, 1996. As of September 30, 1997, 46,250 warrants or 23.13% of the original 200,000 warrants outstanding have been exercised at $23 per share. The remaining warrants are due to expire on December 31, 1997.

The Risk-based capital ratios are a very good indicator of the Company's financial soundness. As of September 30, 1997, the Company had a Tier 1 capital ratio of 17.37%, a total capital ratio of 18.59%, and a Tier 1 leverage ratio of 11.18%. Each of these ratios compares favorably with the regulatory minimum requirements of 4.00%, 8.00%, and 4.00%, respectively.


Liquidity measures the ability of the Company to meet its maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customer credit needs. At September 30, 1997, the Company sold $10 million in federal funds. These funds are available on one day notice to meet upcoming obligations. During the nine months ended September 30, 1997, the Company utilized the overnight lines of credit seven days. As additional sources of liquidity, the Company may also sell loans on the secondary market or participate large commercial loans with other financial institutions.


Results of Operations - Three Months Ended September 30, 1997
Compared to Three Months Ended September 30, 1996


Net income of $824,082 for the three months ended September 30, 1997 represents an increase of $35,704, or 4.53%, over the $788,378 earned during the same period ended September 30, 1996. Net income per common share and common share equivalent was $.79 for the three months ended September 30, 1997 compared to $.80 for the same period in 1996. The quarter's earnings per share figure was negatively impacted by the dilutive effect of stock warrants which increased the number of outstanding shares.

Net interest income was $2.9 million for the three months ended September 30, 1997, up 5.89% from the $2.7 million earned during the three months ended September 30, 1996. Higher interest rates on interest earning assets and increased volume in the loan portfolio primarily account for this increase in interest income in 1997. Interest expense on deposits increased to $2.1 million, up 14.65% over the interest expense for the three months ended September 30,1996. An increase in interest-bearing deposits accounts for the main reason for this increase in interest expense.

The provision for possible loan losses, the charge to earnings for potential credit losses associated with lending activities, was $87,151 for the three months ended September 30, 1997, up 4.47% from the $83,426 provision recorded during the three months ended September 30, 1996. Net charge-offs were $62,134 in the third quarter of 1997, compared to $45,344 for the same period last year.

Other operating expense for the three month period ended September 30, 1997 was $1,911,145, an increase of 5.67% over the $1,808,784 recorded for the same period in the prior year. The increase in equipment expense of $45,209 or 31.67% was due largely to the increase in depreciation expense of 1996 and 1997 equipment purchases including a new core processing system and imaging system and equipment. Salary increases to Company employees for 1997 took effect on January 1, 1997 and represent an approximately 4% increase to all employees. The salary increase, in addition to an accrual for an anticipated year end bonus, result in the $70,554 or 7.27% increase in the salaries and employee benefits expense. In addition, occupancy expense increased by $6,105 or 5.47%, and other expenses also increased $111,176 or 24.86% over the third quarter of 1996. This 24.86% increase is mainly due to: a $41,686 or 70.0% increase in legal expense, a $5,461 or 22.7% increase in consulting expense, and a $4,997 or 23.5% increase in NYCE charges


Results of Operations - Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

Net income of $2,333,093 for the nine months ended September 30, 1997 represents an increase of $153,997, or 7.07%, over the $2,179,096 earned during the same period ended September 30, 1996. Net income per common share was $2.31 for the nine months ended September 30, 1997 compared to $2.21 for the same period in 1996.

Net interest income increased to $8.5 million for the nine months ended September 30, 1997, up 7.28% from the $7.9 million earned during the nine months ended September 30, 1996. Interest expense on deposits increased only slightly to $5.9 million for the nine months period ended September 30, 1997.

Provision for possible loan losses, the charge to earnings for potential credit losses associated with lending activities, was $249,441 for the nine months ended September 30, 1997, up 38.06% from the $180,675 provision recorded during the nine months ended September 30,1996. Net charge offs were $149,344 in the first nine months of 1997, as compared to $108,805 for the same period in 1996. The increase in loan volume along with several identified charge-offs explain the increase in the 1997 provision for loan losses.

Other operating expense for the nine month period ended September 30, 1997 was $5,748,684, an increase of 6.85% over the $5,380,081 recorded for the same period in the prior year. As explained in the three months comparison, the increase of $207,499 or 7.34% in salaries and employee benefits expense represents the monthly accrual for the anticipated year end bonus to employees plus the general salary increase to employees which went into effect on January 1, 1997. The $103,969 or 22.39% increase in equipment expense was also explained in the three month comparison as the full year's depreciation recorded for the Company's new core processing and imaging systems. The $219,830 or 14.39% increase in other expenses can be attributed to several causes including a $57,619 or 37.56% increase in printing and supplies, a $32,154 or 144.47% increase in training, a $12,119 or 15.00% increase in audits and exams and a $63,960 or 170.17% increase in legal expenses, offset by a decrease in the FDIC assessment of $155,128 or 86.07%.



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

The Company will adopt this Statement for its financial statements for the period ending December 31, 1997. Had the Company computed earnings per share pursuant to this Statement for the quarter ended September 30, 1997, basic EPS would have been $0.88 and diluted EPS would have been $0.79. For the quarter ended September 30, 1996, basic EPS and diluted EPS would have been $0.87 and $0.80, respectively. For the nine months ended September 30, 1997, basic EPS would have been $2.49 and diluted EPS would have been $2.26. For the nine months ended September 30, 1996, basic EPS and diluted EPS would have been $2.43 and $2.25, respectively.

Other Events of Significance:

The Bank of Castile received permission from its primary regulators during the 2nd quarter to begin offering Trust and Investment related services to its customers. The Bank has recently hired a Trust Officer who has been involved in the insurance business for almost twenty years. The Bank of Castile has initiated the department by utilizing its previously established agreement with Tompkins County Trust Company to provide the necessary "backroom" support. Present plans call for the department to be housed in the Bank's soon to be opened Geneseo office. The goal of this endeavor is to solicit money management, employee benefit, corporate and personal trust business among others.

A voice response system was installed during the second quarter of 1997 and became operational during the third quarter. This system gives our customers the added convenience of being able to access information, and effect transfers, from their accounts twenty-four hours a day. Currently, the average daily number of calls received by the system is 170.

The Company has received all regulatory approvals for its 11th office in the Livingston County community of Geneseo. The Bank purchased a 9,600 square foot building in the village of Geneseo, half of which is rented to the US Postal Service for at least the next six years. The remaining space will be converted to a financial center to include typical branch retail services, a lending officer, as well as the trust and investment department. The building is located less than one block from the campus of SUNY at Geneseo. The anticipated opening date for this newest branch office is December 1997.

The Bank of Castile recently installed marketing software which will enable us to more easily identify our most profitable products and customers. It will also allow demographic information to be imported so that the bank may more effectively target potential customers.















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

11     Computation of Earnings Per Share for the quarter ended
September 30, 1997 is presented on Exhibit 11 of this Report on Form
10-QSB.

(b). The Registrant did not file any current reports on Form 8-K during the quarter ended September 30, 1997.

                         SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        LETCHWORTH INDEPENDENT BANCSHARES CORPORATION


Date_11/12/97            /s/  James W. Fulmer
                                   James W. Fulmer
                                   President & Chief Executive Officer


Date_11/12/97            /s/  Steven C. Lockwood
                                   Steven C. Lockwood
                                   Treasurer & Chief Financial Officer

        LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
              COMPUTATION OF EARNINGS PER SHARE

                     September 30, 1997

Exhibit 11:
                                             Three Months Ended
                                             September 30, 1997


Net income                                        $824,082


Weighted average number of shares
outstanding                                        965,620
Add: Common stock equivalent shares due
to assumed exercise of options and warrants        105,338
Less: ESOP shares accounted for in accordance
with SOP 93-6 not committed to be released         (24,419)
Adjusted common and common equivalent shares     1,046,539

Net Income per common and common equivalent
 share                                               $ .79



                                             Nine Months Ended
                                             September 30, 1997


Net income                                        $2,333,093


Weighted average number of shares
outstanding                                          953,865
Add: Common stock equivalent shares due
to assumed exercise of options and warrants           72,244
Less: ESOP shares accounted for in accordance
with SOP 93-6 not committed to be released           (15,040)
Adjusted common and common equivalent shares       1,011,069

Net Income per common and common equivalent
 share                                                $ 2.31