Form 10KSB40
period 1997-12-31
LETCHWORTH INDEPENDENT BANCSHARES CORP
filed 1998-03-31
CIK 723323

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from              to


                        Commission file number  0-18533

                 LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
                 ---------------------------------------------
              (Name of Small Business Registrant in Its Charter)

           New York                                        16-1168175
           ---------                                       ----------

(State or Other Jurisdiction                            (I.R.S. Employer
 of Incorporation or Organization)                       Identification Number)

            50 North Main Street, Castile, New York           14427
            -------------------------------------------------------
            (Address of Principal Executive Offices)      (Zip Code)

                                (716) 493-2577
                                --------------
             (Registrant's Telephone Number, Including Area Code)

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

     State Registrant's revenues for its most recent fiscal year:  $19,452,558.

     The aggregate market value of the shares of Registrant's voting stock held by non-affiliates of Registrant as of March 23, 1998 was $48,155,739, based upon the average "Bid" and "Ask" price of Registrant's common stock on said date.

     The number of shares outstanding of Registrant's common stock as of March 17, 1998 was 1,125,852 shares.

                      Documents Incorporated by Reference

     None
                                    PART I

ITEM 1 -  DESCRIPTION OF BUSINESS

GENERAL

          Letchworth Independent Bancshares Corporation is a bank holding company incorporated under the laws of the State of New York in 1981 (the "Company"). The Company has only one banking subsidiary, The Bank of Castile, a commercial bank formed in 1869 and incorporated under the laws of the State of New York in 1917 (the "Bank"). The Bank is a full service, community-oriented, commercial bank which offers a full range of commercial banking and consumer banking services to businesses and individuals. During 1997, the Bank was approved by its regulators to amend its charter to allow it to offer trust and investment services.

MARKET AREA

          The Bank conducts its operations through its main office located in Castile, New York, and at its eleven (11) branch offices in towns situated in and around the areas commonly known as the Letchworth State Park area and the Genesee Valley region of New York State. Specifically, the Bank has branch offices in the Towns of Arcade, Avon, Batavia, Caledonia, Gainesville, Geneseo, LeRoy, Perry, York(Retsof), and Warsaw in addition to its main office in Castile. In July, 1997, the Bank purchased a 9,600 square foot, one-story building in Geneseo, New York. The exterior of the building was renovated as was one-half of the interior for use as the Bank's eleventh branch office, which opened on January 5, 1998. On December 2, 1994, the Bank purchased the Caledonia and Avon offices of The Chase Manhattan Bank (National Association) ("Chase Manhattan"). Chase Manhattan's Avon office was combined with the Bank's existing Avon office and the Caledonia office became the 9th branch of the Bank. The Bank's primary market includes the counties of Livingston, Wyoming, and Genesee. In addition, adjoining sections of the surrounding counties of Cattaraugus, Allegany, Monroe, and Erie are also serviced. The Bank continues to place emphasis on the Route 5 Corridor just south of Monroe County and the City of Rochester.

BANKING SERVICES

          The Bank is engaged in the general commercial banking business and provides a full scope of loan and deposit services related thereto. All of the deposit accounts offered by the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 per depositor. The Bank also offers a wide range of retail services including checking, savings, and money market accounts, as well as various types of time deposit instruments. Mortgage lending activities include a variety of commercial, industrial and residential loans secured by real estate and the Bank's installment loan department makes direct auto, home improvement, and personal loans to individuals. The Bank also offers safety deposit box services at all of its branches. The Bank has been approved by the appropriate regulatory authorities to alter its charter to allow the Bank to offer trust and investment services. These services are provided to the Bank's customers pursuant to a relationship with Tompkins County Trust Company. In the fourth quarter of 1997, a trust officer was hired and customer relationships are presently being developed with assistance from Tompkins County Trust Company of Ithaca, New York. Tompkins County Trust Company has over 100 years of experience in providing trust services to its customers and is highly regarded.

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

PERSONNEL

          As of December 31, 1997, the Company and its subsidiaries had 103 full-time employees and 48 part-time employees. The employees are not represented by any collective bargaining unit, and the Company's management and the Bank's management considers its relationship with its employees to be good.

STATISTICAL DISCLOSURE

     Distribution of Assets, Liabilities and Shareholders' Equity; Interest
     ----------------------------------------------------------------------
Rates and Interest Differential
-------------------------------

     The following table reflects the components of the Company's average assets, liabilities and shareholders' equity, interest income earned and interest expense paid, average rates earned and paid, and the net interest margin for the years ended December 31, 1997, 1996, and 1995, respectively.


                                                 December 31, 1997
                                                 -----------------

ASSETS
                               Average                               Average
Interest-earning assets        Balance             Interest           Yield
                               ------------------------------------------------

Loans
      Loans (1)                $150,225,000        $14,610,342        9.73%
      Less allowance for
      possible loan losses      ( 1,913,000)
                               ------------


      Net Loans                        148,312,000

Investment securities
      Taxable                           43,768,918          3,254,623          7.44
      Tax-exempt                        33,861,814          1,302,147          3.85
                                      ------------        -----------
      Total investment
      securities                        77,630,732          4,556,770          5.87

Other interest-earning assets                -                  -

Federal funds sold                       5,230,000            285,446          5.46
                                      ------------        -----------
      Total interest-
      earning assets (2)               231,172,732         19,452,558          8.41

Cash and due from banks                  7,655,000
Premises and equipment, net              5,882,000
Accrued interest receivable              1,708,000
Other assets                             2,373,056
                                      ------------
      Total assets                    $248,790,788
                                      ------------

Liabilities and
  SHAREHOLDERS' EQUITY

Interest-bearing liabilities
Interest-bearing demand deposits      $ 30,109,000        $   355,277          1.18%
Savings deposits                        34,760,000            858,113          2.47
Money market deposits                  106,996,000          5,850,673          5.47
Certificates of deposit                 11,909,000            387,591          3.25
                                      ------------        -----------
Total interest-bearing deposits        183,774,000          7,451,654          4.05

Federal funds purchased                    123,000              7,213          5.86

Securities sold under agreement
to repurchase                            1,837,000             99,485          5.42

Advances from Federal Home Loan
 Bank and Other                          7,863,000            494,253          6.29
                                      ------------        -----------

Total interest-bearing liabilities     193,597,000          8,052,605          4.15

Demand deposits                         25,242,302
Bank loan on ESOP                          388,814
Other liabilities                        1,611,475
Shareholders' equity                    27,951,197
                                      ------------

Total liabilities and
  shareholders' equity                $248,790,788
                                      ------------

Net interest income                                        11,399,953
Net interest spread                                                            4.26%
                                                                             ------
Net interest margin (3)                                                        4.93%



                                                        December 31, 1996
                                                        -----------------

ASSETS
                                      Average                                Average
Interest-earning assets               Balance             Interest            Yield
                                      -----------------------------------------------------
Loans
      Loans (1)                       $135,755,218        $13,203,737          9.73%
      Less allowance for
      possible loan losses            (  1,753,720)
                                      ------------
      Net Loans                        134,001,498

Investment securities
      Taxable                           55,895,608          3,530,028          6.32


      Tax-exempt                        22,296,911          1,116,078          5.01
                                      ------------        -----------
      Total investment
      securities                        78,192,519          4,646,106          5.94

Other interest-earning assets              792,892              50,552         6.38

Federal funds sold                       4,467,158             239,712         5.37
                                      ------------         -----------
      Total interest-
      earning assets (2)               217,454,067          18,140,107         8.34

Cash and due from banks                  7,814,223
Premises and equipment, net              5,168,999
Accrued interest receivable              1,793,965
Other assets                             2,445,885
                                      ------------
      Total assets                    $234,677,139
                                      ------------

Liabilities and
  SHAREHOLDERS' EQUITY

Interest-bearing liabilities
Interest-bearing demand deposits      $ 29,025,668         $   378,156         1.30%
Savings deposits                        36,536,619             931,735         2.55
Money market deposits                   11,545,345             289,357         2.51
Certificates of deposit                102,699,682           5,507,889         5.36
                                      ------------         -----------
Total interest-bearing deposits        179,807,314           7,107,137         3.95

Federal funds purchased                    107,514               6,131

Securities sold under agreement
to repurchase                            1,942,414             101,920         5.25

Advances from Federal Home Loan
 Bank and Other                           3,306,449            228,209         6.90
                                       ------------        -----------
Total interest-bearing liabilities      185,163,691          7,443,397         4.02

Demand deposits                          23,213,560
Other liabilities                         2,090,407
Shareholders' equity                     24,209,481
                                       ------------

Total liabilities and
  shareholders' equity                 $234,677,139
                                       ------------

Net interest income                                         10,696,710
                                                           -----------
Net interest spread                                                            4.32%
                                                                          ---------
Net interest margin (3)                                                        4.92%
                                                                          ---------


                                                          December 31, 1995
                                                          -----------------

ASSETS
                                      Average                                           Average
Interest-earning assets               Balance             Interest                      Yield
                                      -----------------------------------------------------------
Loans
      Loans (1)                        $125,819,403        $12,788,697        10.16%
      Less allowance for
      possible loan losses             (  1,586,241)
                                       ------------
      Net Loans                         124,233,162

Investment securities
      Taxable                            55,320,716          3,555,755         6.43
      Tax-exempt                         21,352,540          1,088,331         5.10
                                       ------------          -----------
      Total investment
      securities                         76,673,256          4,644,086         6.06

Other interest-earning assets               627,367             47,685         7.60

Federal funds sold                        6,639,348            397,103         5.98
                                       ------------        -----------

      Total interest-
      earning assets (2)                208,173,133         17,877,571         8.59

Cash and due from banks                   6,921,269
Premises and equipment, net               4,459,641
Accrued interest receivable               1,828,432
Other assets                              2,645,883
                                       ------------
      Total assets                     $224,028,358
                                       ------------

Liabilities and
  SHAREHOLDERS' EQUITY

Interest-bearing liabilities
Interest-bearing demand deposits       $ 26,285,775        $   479,590         1.82%
Savings deposits                         36,658,584          1,090,028         2.97
Money market deposits                    11,990,156            332,510         2.77
Certificates of deposit                 100,009,723          5,410,000         5.41
                                       ------------        -----------
Total interest-bearing deposits         174,944,238          7,312,128         4.18

Federal funds purchased                       0                  0               0

Securities sold under agreement
to repurchase                             1,164,094             66,160         5.68

Advances from Federal Home Loan
 Bank and Other                           3,210,917            232,073         7.23
                                       ------------        -----------
Total interest-bearing liabilities      179,319,249          7,610,361         4.25

Demand deposits                          21,568,931
Other liabilities                         1,647,857
Shareholders' equity                     21,492,321
                                       ------------

Total liabilities and
  shareholders' equity                 $224,028,358
                                       ------------

Net interest income                                         10,267,210
                                                           -----------
Net interest spread                                                            4.34%
                                                                          ---------
Net interest margin (3)                                                        4.93%
                                                                          ---------


(1) Average loans include non-accrual loans. Interest on loans includes loan fees of $224,688, $231,243, and $259,918 in fiscal 1997, 1996, and 1995, respectively.

(2) Interest income on a portion of the Company's loans and investment securities is exempt from income tax. If income from these assets had been adjusted to a level comparable to fully taxable income before application of income taxes, the interest income and average rate would have been as follows:


                                              Year Ended December 31,
                             1997                     1996                    1995
                                  Average                  Average                 Average
                      Interest      Rate        Interest    Rate      Interest      Rate

Loans............... $14,615,067    9.73%     $13,213,553   9.73%    $12,796,041    10.17%
Investment securities -
  Tax exempt........   1,972,949    5.83%       1,691,027   7.48%      1,648,986     7.72%


     The tax rate used to develop this taxable equivalent adjustment is the federal statutory rate of 34%. The tax-equivalent adjustments do not give effect to the disallowance for federal income tax purposes of interest expense related to certain tax exempt assets, nor do they reflect any benefit of interest being exempt from state income taxes, the effect of which would be insignificant.

(3) Net interest margin represents net interest income divided by total average interest-earning assets.


     Rate/Volume Variance Analysis
     -----------------------------

          The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volumes and changes in interest rates for the Company for the years ended December 31, 1997 and 1996, respectively.

                                                               Change
                                    Change       Change        Due to
                                    Due to       Due to        Rate/      Net
1997 Compared  to 1996              Volume       Rate          Volume    Change
                                     (1)          (2)          (3)
Revenue Earned On:
   Loans........................ $ 1,407,910   $    0      $  (1,035)  $1,046,605
                                 ------------------------------------------------
   Investment securities
    Taxable.....................    (816,518)    634,911    (144,351)    (325,958)
    Tax-exempt..................     579,402    (258,644)   (134,688)     186,070
                                 ------------------------------------------------
      Total investment
        securities..............    (237,116)    376,267    (279,039)    (139,888)
   Other interest-earning
        assets..................        -           -           -            -
   Federal funds sold...........      40,965       4,020         749       45,734
                                 ------------------------------------------------
     Total interest-earning
        assets..................   1,211,759     380,287    (279,595)   1,312,451
                                 ------------------------------------------------
   Interest Paid On:
   Interest-bearing demand
    deposits....................      14,083     (34,831)     (2,132)     (22,880)
   Savings deposits.............     (45,304)    (29,229)        911      (73,622)
   Money market deposits........       9,128      85,436       3,671       98,235
   Certificates of
    deposit.....................     230,283     112,970        (469)     342,784

   Federal funds purchased......                               6,131        6,131
   Securities sold under
   agreement to repurchase......      (5,534)      3,302        (203)      (2,435)
   Advances from Federal
    Home Loan Bank..............      314,402   ( 20,169)    (28,189)     266,044
                                 ------------------------------------------------
      Total interest-bearing
       liabilities..............      517,058    123,779     (31,629)     609,208
                                 ------------------------------------------------
   Net Interest Income.......... $    694,701  $ 256,508   $(247,966)   $ 703,243
                                 ------------------------------------------------

-------------------------
(1) The volume variance reflects the change in the average balance outstanding multiplied by the average rate during the prior period.

(2) The rate variance reflects the change in the average rate multiplied by the average balance outstanding during the prior period.

(3) The rate/volume variance reflects the change in average rate multiplied by the change in the average balance outstanding

          The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volumes and changes in interest rates for the Company for the years ended December 31, 1996 and 1995, respectively.

                                                               Change
                                    Change       Change        Due to
                                    Due to       Due to        Rate/      Net
1996 Compared  to 1995              Volume       Rate          Volume    Change
                                     (1)          (2)          (3)
Revenue Earned On:
Loans........................... $ 1,009,479   $(541,023)    $(53,416)  $415,040
                                 ------------------------------------------------
Investment securities
 Taxable........................      36,966     (60,853)      (1,840)   (25,727)
Tax-exempt......................      48,163     (19,217)      (1,199)    27,747
                                 ------------------------------------------------
  Total investment
    securities..................      85,129     (80,070)      (3,039)     2,020
Other interest-earning
     assets.....................      12,580      (7,654)      (2,059)     2,867
Federal funds sold..............    (129,897)    (40,500)      13,006   (157,391)
                                 ------------------------------------------------
  Total interest-earning
     assets.....................     977,291    (669,247)     (45,508)   262,536
                                 ------------------------------------------------
Interest Paid On:
Interest-bearing demand
 deposits.......................      49,866     (136,686)    (14,614)  (101,434)
Savings deposits................      (3,622)    (153,966)    (   705)  (158,293)
Money market deposits...........     (12,321)    ( 31,174)        342    (43,153)
Certificates of
 deposit........................     145,527     ( 50,005)      2,367     97,889
Federal funds purchased.........                                6,131      6,131
Securities sold under
agreement to repurchase.........      44,209     (  5,006)     (3,443)    35,760
Advances from Federal
Home Loan Bank..................      31,037     ( 30,915)     (3,986)     (3,864)
                                 ------------------------------------------------
  Total interest-bearing
   liabilities..................     254,696     (407,752)    (13,908)    (166,964)
                                 ------------------------------------------------
Net Interest Income............. $   722,595  $  (261,495)  $ (31,600)   $ 429,500
                                 ------------------------------------------------

---------------------------------
(1) The volume variance reflects the change in the average balance outstanding multiplied by the average rate during the prior period.

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

                                                               Change
                                    Change       Change        Due to
                                    Due to       Due to        Rate/      Net
1995 Compared  to 1994              Volume       Rate          Volume    Change

                                     (1)          (2)          (3)
Revenue Earned On:
      Loans..................  $  998,499      $1,023,928    $100,852    $2,123,279
                               ----------------------------------------------------
      Investment securities
       Taxable...............     795,801         333,400     113,179     1,242,380
       Tax-exempt............     236,689          18,270       5,324       260,283
                               ----------------------------------------------------
         Total investment
           securities........   1,032,490         351,670     118,503     1,502,663
      Other interest-earning
           assets............     (14,646)          9,469      (2,505)       (7,682)
  Federal funds sold.........      89,731          88,020      45,708       223,459
                               ----------------------------------------------------
    Total interest-earning
       assets................   2,106,074       1,473,087     262,558     3,841,719
                               ----------------------------------------------------
 Interest Paid On:
  Interest-bearing demand
   deposits..................      92,218      (   70,325)   ( 12,645)        9,248
  Savings deposits...........      98,511          69,488      10,230       178,229
  Money market deposits......      19,686          15,738       1,748        37,172
  Certificates of
   deposit...................     968,611         795,046     220,834     1,984,491
  Federal funds purchased....                                  (5,291)       (5,291)
  Securities sold under
  agreement to repurchase....       2,520         25,784        1,808        30,112
  Advances from Federal
   Home Loan Bank............         -0-         90,206       54,208       144,414
                               ----------------------------------------------------
     Total interest-bearing
      liabilities............   1,181,546        925,937      270,892     2,378,375
                               ----------------------------------------------------
 Net Interest Income.........  $  924,528     $  547,150    $  (8,334)   $1,463,344
                               ----------------------------------------------------

-------------------------
(1) The volume variance reflects the change in the average balance outstanding multiplied by the average rate during the prior period.

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


                                                    December 31,
                                 1997                  1996                      1995
                                 ----                 -----                      -----

                          Held to     Available   Held to     Available    Held to     Available
                          Maturity    for Sale    Maturity    for Sale     Maturity    for Sale
                          -------------------------------------------------------------------------
U.S. Treasury securities
 and U.S. Government
 corporation and
 agencies.............. $12,168,400  15,186,700  $12,465,800  $26,923,000  $15,992,787  $32,380,800
State and political
 subdivision

 obligations...........  25,853,700   4,923,200   25,039,300      505,200   21,674,732    1,070,000
Mortgage-backed
 securities............   6,220,200  14,246,600    5,463,600    8,677,000    6,738,922    4,113,800
                        ---------------------------------------------------------------------------
Total securities....... $44,242,300 $34,356,500  $42,968,700  $36,105,200  $44,406,441  $37,564,600

         The following table presents the book value of all investment securities of a single issuer, excluding securities of the United States Government and its agencies, whose aggregate carrying value at December 31, 1997 exceeded ten percent (10%) of consolidated shareholders' equity:

                                                    Estimated
                                        Carrying      Market
                                          Value       Value

Federal Home Loan Mortgage Corp. CMO  $9,876,307  $9,920,223
Federal National Mortgage Association 11,340,791  11,385,607


         At December 31, 1997, the estimated market value of the investment portfolio was more than the amortized cost by $1,132,978 for the held to maturity category, and by $460,951 for the available for sale category.

    The accounts and maturities of debt securities held to maturity and available for sale at December 31, 1997, and the weighted average yields of such securities, are shown below:

Held to Maturity:

                       Under        1-5          5-10            Over
December 31, 1997      1 year       years        years          10 years          Total

U.S. Treasury
 securities and
 obligations of
U.S. Government
corporations and
agencies
 Carrying value....  $6,266,406   $ 4,742,596   $   949,262               0      $11,958,264
 Average tax
   equivalent
   yield(1)........        6.93%         7.02%         6.80%           0.00%            6.96%
State and
 political
 subdivisions
Carrying value.....   5,234,050     7,304,970    11,894,991         527,429       24,961,440
 Average tax
   equivalent
   yield(1)........        6.79%         7.59%         7.73%           8.38%            7.51%
                  --------------------------------------------------------------------------

Total carrying
 value excluding
 mortgage-backed
 securities........ $11,500,456     $12,047,566   $12,844,253           $    527,429 $36,919,704
 Average tax
 equivalent
 yield excluding


 mortgage-backed
 securities.........       6.87%         7.37%         7.66%           8.38%              7.33%

Mortgage-backed
securities.......... $  115,152   $ 4,516,643   $   457,098     $ 1,100,725         $6,189,618
Carrying Value
 Average tax
 equivalent
 yield..............       4.74%         6.48%         8.05%           6.35%              6.55%
                           -------------------------------------------------------------------

Total carrying
 value..............$11,615,608   $16,564,209   $13,301,351      $1,628,154        $43,109,322

Average
 tax equivalent
 yield..............       6.85%         7.13%         7.68%           7.01%              7.24%


(1) Rates of tax-exempt securities are shown assuming a 34% federal statutory tax rate. The actual average yield on tax-exempt securities was 4.86%.


Available for Sale:
                       Under           1-5            5-10           Over
December 31, 1997      1 year         years           years        10 years          Total

U.S. Treasury
 securities and
obligations of
U.S. Government
corporations and
agencies
 Carrying value.....$ 4,821,800    10,216,900  $        0          $148,000        $15,186,700
 Average tax
  equivalent
  yield(1)..........       6.29%         6.28%       0.00%             0.00%              6.29%
State and
 political
 subdivisions
Carrying value......          0             0   1,168,500         3,754,700          4,923,200
Average tax
  equivalent
  yield(1)..........       0.00%         0.00%       7.17%             7.31%              7.28%
                           -------------------------------------------------------------------
Total carrying
 value excluding
 mortgage-backed
 securities and
 FHLB stock.........$ 1,213,300     $       0   $       0        $        0        $ 1,213,300
 Average tax
 equivalent
 yield excluding
 mortgage-backed
 securities and
 FHLB stock.........       6.65%         0.00%       0.00%                0%              6.65%

Mortgage-backed
securities..........$   130,300    $  956,500  $6,681,420       $ 6,478,380        $14,246,600
Carrying Value
 Average tax
 equivalent
 yield..............       6.12%         6.37%       6.53%             6.42%              6.47%
                           -------------------------------------------------------------------
Total carrying
 value..............$ 4,952,100   $11,173,400  $7,849,920       $10,381,080        $34,356,500


Average
tax equivalent
yield...............       6.29%         6.29%       6.63%             6.75%              6.52%


(1) Rates of tax-exempt securities are shown assuming a 34% federal statutory tax rate. The actual average yield on tax-exempt securities was 5.00%


LOAN PORTFOLIO

          The following table sets forth the composition of the Company's loan portfolio at the dates indicated.

                                                          December 31,
                        1997            1996          1995          1994          1993

Agricultural loans...$ 31,563,146    $ 29,025,726  $ 25,168,552  $ 22,091,563  $ 17,141,043
Commercial and
  industrial loans...  33,616,025      28,118,416    23,317,057    19,670,283    16,303,801
Residential Real Estate
  loans..............  49,158,726      45,656,220    41,120,730    40,353,744    41,299,434
Commercial Real Estate
  loans..............  35,046,889      33,852,371    33,917,880    27,971,189    24,631,305
Consumer loans.......  10,587,246       9,643,508     9,954,869    11,280,962    13,393,064
                     ------------    ------------  ------------  ------------  ------------
  Total loans........$159,972,032    $146,296,241  $133,479,088  $121,367,741  $112,768,647

     Potential Problem Loans
     -----------------------

          Potential problem loans consist of loans which are generally secured and not currently considered nonperforming, but where information about possible credit problems has caused management to have doubts as to the ability of such borrowers to comply with present repayment terms. As of December 31, 1997, the Company considers $2,615,600 to be potentially problem loans. Historically, however, only a very small portion of those loans have resulted in actual losses for the Company.


     Non-performing Loans
     --------------------

          The following table summarizes the Company's non-performing loans at the dates indicated.


                                           December 31,
                             1997     1996     1995     1994     1993

Non-accruing loans.......  $556,900 $492,000 $450,500 $254,800 $125,700
Accruing loans past due
   90 days or more.......    97,500  371,800  291,200  215,600  480,800
Renegotiated loans.......       -0-      -0-      -0-      -0-      -0-


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

         Loans, including impaired loans, are placed on non-accrual status in accordance with policies established by management. Loans, other than consumer loans, are generally transferred to non-accrual status when principal or interest payments become ninety days past due. Any accrued but uncollected interest previously recorded on such loans is reversed in the current period and interest income is subsequently recognized only when actually collected. Past due consumer loans are generally fully reserved or charged-off when they reach a 90-day delinquency status. Loans are returned to accrual status when management determines that the circumstances have improved to the extent that both principal and interest are deemed collectible and there has been a sustained period of repayment performance. The Company may continue to accrue interest on loans past due ninety days or more which are well secured and in the process of collection.

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

     The average balance of impaired loans during 1997 was approximately $436,800. At December 31, 1997, the balance of impaired loans and related reserve against that balance was $576,000 and $73,700, respectively. Interest income recognized on impaired loans and interest income recognized on a cash basis was not significant.

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


     Summary of Loan Loss Experience
     -------------------------------

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


                                       DECEMBER 31, 1997

                                        Percent of       Percent of
                                       Allowance in       Loans in
                                        Category to     Category to
                           Amount      Total Allowance   Total Loans
                           ---------------------------------------------

Domestic Loans (1)
Agricultural loans.....    $ 44,726          2.21%          19.73%
Commercial and
 industrial loans......     669,521         33.00           21.01

Residential & Commercial
  Real Estate loans....     148,088          7.30           52.64
Consumer loans.........   1,166,265         57.49            6.62

Totals                   $2,028,600        100.00%         100.00%


                                       DECEMBER 31, 1996


                                       Percent of        Percent of
                                       Allowance in      Loans in
                                       Category to       Category to
                           Amount      Total Allowance   Total Loans
                           ---------------------------------------------

Domestic Loans (1)
Agricultural loans.....$   10,127           .55%            19.84%
Commercial and
 industrial loans......   549,782         29.86             19.22
Residential & Commercial
  Real Estate loans....    66,836          3.63             54.35
Consumer loans......... 1,214,455         65.96              6.59
                        -----------------------------------------
Totals                 $1,841,200        100.00%           100.00%


                                       DECEMBER 31, 1995

                                       Percent of        Percent of
                                       Allowance in      Loans in
                                       Category to       Category to
                           Amount      Total Allowance   Total Loans
                           -----------------------------------------

Domestic Loans (1)
Agricultural loans.....$   37,930          2.21%             18.9%
Commercial and
 industrial loans......   357,334         20.82              17.5
Residential & Commercial
  Real Estate loans....    44,408          2.59              56.2
Consumer loans......... 1,276,628         74.38               7.4
                        -----------------------------------------
Totals                 $1,716,300             100.0%        100.0%


                                       DECEMBER 31, 1994

                                       Percent of        Percent of
                                       Allowance in      Loans in
                                       Category to       Category to
                           Amount      Total Allowance   Total Loans
                           -----------------------------------------

Domestic Loans (1)
Agricultural loans.....$   44,738          2.90%             18.2%
Commercial and
 industrial loans......   301,104         19.70              16.2
Residential & Commercial
  Real Estate loans....    38,023          2.50              56.3
Consumer loans......... 1,143,035         74.90               9.3

Totals                 $1,526,900         100.0%            100.0%

                                       DECEMBER 31, 1993

                                       Percent of        Percent of
                                       Allowance in      Loans in
                                       Category to       Category to
                           Amount      Total Allowance   Total Loans
                           -----------------------------------------

Domestic Loans (1)
Agricultural loans.....$   56,762          3.90%             15.2%
Commercial and
 industrial loans......   310,596         21.40              14.5
Residential & Commercial
  Real Estate loans....    34,276          2.40              58.4
Consumer loans......... 1,046,366         72.30              11.9
                        -----------------------------------------
Totals                 $1,448,000         100.0%            100.0%

---------------------------------

    (1)  The Company had no foreign loans.

         The following table sets forth certain information with respect to the Company's loans and the allowance for possible loan losses.

                                                  For the Year Ended December 31,
                                         1997        1996         1995        1994          1993
                                         ----        ----         ----        ----          ----

Balance at beginning of period       $1,841,200   $1,716,300   $1,526,900   $1,448,000   $1,265,945
Charge-offs:
  Agricultural loans                    0          0           (    1,573)  (    2,534)   (  13,789)
  Commercial and industrial loans.    ( 92,470)   (  77,378)   (   69,607)  (   47,816)   (  39,657)
  Real estate mortgages...........    ( 24,606)   (  25,621)         0            0            0
  Consumer loans..................    ( 99,204)   (  82,600)   (  145,435)  (  238,642)   ( 190,850)
                                     --------------------------------------------------------------
                                      (216,280)  (  185,599)   (  216,615)  (  288,992)   ( 244,296)
Recoveries:
  Agricultural loans..............        0             654         1,404        3,815        8,140
  Commercial and industrial loans.      17,091        3,435         8,035        6,069        6,189
  Real estate mortgages...........        0            0             0            0            0
  Consumer loans..................      18,424       23,900        72,213       45,283       50,573
                                     --------------------------------------------------------------
                                        35,515       27,989        81,652       55,167       64,902
                                     --------------------------------------------------------------
Net charge-offs...................    (180,765)    (157,610)     (134,963)  (  233,825)   ( 179,394)
Additions charged to operations...     368,165      282,510       324,363      312,725)     361,449
                                     --------------------------------------------------------------
Balance at end of period..........  $2,028,600   $1,841,200    $1,716,300   $1,526,900   $1,448,000
                                    ---------------------------------------------------------------
Ratio of net charge-offs during
  the period to average loans
  outstanding during the period...        0.12%        0.12%         0.11%        0.20%        0.17%


         Net loans charged-off in 1997 totaled $180,765, or 0.12% of average loans. The reserve for possible loan losses equalled 1.27% of the total loan portfolio at December 31, 1997, compared to 1.26% at December 31, 1996. Management believes that the allowance for possible loan losses of $2,028,600 at December 31, 1997 was adequate to absorb anticipated risk in the portfolio based upon the Company's historical experience.

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

    Rate Sensitivity of Loans
    -------------------------

         Presented below is a table which sets forth the maturity of the Company's loans as of December 31, 1997.

                               Maturities at December 31, 1997

                                       One Year
                         One Year      Through       After
                         or Less       5 Years      5 Years       Total

Agricultural loans.... $17,689,700  $ 2,591,877  $11,281,569  $ 31,563,146
Commercial and
   industrial loans...  16,936,016    6,193,935   10,486,074    33,616,025
Residential Real Estate
   loans..............   1,538,817    6,914,888   40,705,021    49,158,726
Commercial Real Estate
   loans..............   7,775,127      921,439   26,350,323    35,046,889
Consumer loans........     820,381    8,895,812      871,053    10,587,246

   Total loans........ $44,760,041  $25,517,951  $89,694,040  $159,972,032


         The following table sets forth the various maturity dates of the above-mentioned loans with pre-determined interest rates and floating or adjustable interest rates.

                                Maturities at December 31, 1997
                                    One Year
                                    Through           After
                                    5 Years          5 Years

Loans with pre-determined
  interest rates.............      $19,997,050     $44,440,871

Loans with floating or
  adjustable interest rates          5,520,901      49,253,169
                                   ---------------------------

Totals.......................      $25,517,951     $89,694,040


         The Company ensures safety of depositor funds and relative balances between interest rate sensitive assets and liabilities through its Asset/Liability Committee, which actively monitors the maturity and repricing characteristics of interest rate sensitive assets and liabilities on an ongoing basis.

DEPOSITS

    The following table sets forth the average amount of, and the average rates paid on, major deposit categories for the years ended December 31, 1997, 1996, and 1995, respectively.


                                                  Year Ended December 31,
                                   1997                       1996                       1995
                                   ----                       ----                       ----
                         Average       Average         Average      Average      Average     Average
                         Balance        Rate           Balance       Rate        Balance      Rate
Noninterest bearing
 demand deposits...    25,242,302      ---          $ 23,213,560     ---       $21,568,931     ---
Interest bearing
 demand deposits...    30,109,000     1.18%           29,025,668    1.30%       26,285,775     1.82%
Savings deposits...    34,760,000     2.47            36,536,619    2.55        36,658,584     2.97
Money market
  deposits.........    11,909,000     3.25            11,545,345    2.51        11,990,156     2.77
Certificates of
 deposit...........   106,996,000     5.47           102,699,682    5.36       100,009,723     5.41
                      -----------                    ----------------------------------------------

  Total Deposits...  $209,016,302                   $210,020,874              $196,513,169


    The following table sets forth the amount of time certificates of deposit of $100,000 or more of the Bank as of December 31, 1997 for various dates of maturity.

  December 31, 1997 - Time Certificates of Deposit $100,000 or More

Three months or less......................    $10,436,394
Three months through six months...........      1,762,664
Six months through twelve months..........      4,120,891
Over twelve months........................      4,669,850
                                               ----------
     Totals...............................    $20,989,799


RETURN ON EQUITY AND ASSETS

    The following table sets forth selected financial ratios of the Company on a consolidated basis for the periods indicated.


                                        For the Year Ended December 31,
                                         1997        1996        1995

Return on average assets..........       1.26%       1.22%       1.19%
Return on average equity..........      11.22       11.86       12.36
Dividends declared to net income        24.61       20.98       18.23
Loans to deposits.................      73.65       70.51       65.41
Loans to deposits and securities
  sold under agreement to
  repurchase......................      73.09       69.93       64.84
Non-performing loans to total
  loans...........................        .41         .59         .56
Net charge-offs to average
  total loans.....................        .12         .12         .11
Allowance for possible loan
  losses to loans at year-end.           1.27        1.26        1.29
Average shareholders' equity
  to average total assets.........      11.23       10.32%       9.59%

SHORT-TERM BORROWINGS

     The following table sets forth the average amount of, and the average rates paid on securities sold under agreement to repurchase for the years ended December 31, 1997, 1996, and 1995, respectively.

                                 Year Ended December 31,
                        1997                1996                 1995
                  Average   Average   Average   Average   Average    Average

Securities sold under
agreement to
repurchase....  $1,837,000  5.42   $  1,942,414    5.25 $  1,164,094  5.68%


ITEM 2 -     PROPERTIES

    The following table sets forth the location of the Bank's offices, as well as certain information related to those offices, as of December 31, 1997:

  Location of Office             Owned or Leased
  ------------------             ---------------

   50 North Main Street
   Castile, New York.........              Owned

   263 East Main Street
   Avon, New York............              Owned

   1 Main Street
   Gainesville, New York.....              Owned

   102 North Center Street
   Perry, New York...........              Owned

   2727 Genesee Street
   Retsof, New York..........              Leased

   445 North Main Street
   Warsaw, New York..........              Owned *

   129 North Center Street
   Perry, New York...........              Owned *

   29 Main Street
   LeRoy, New York...........              Owned

   604 West Main Street
   Arcade, New York..........              Owned

   408 East Main Street

   Batavia, New York.........              Owned

   3155 State Street
   Caledonia, New York.......              Owned

   11 South Street
   Geneseo,  New York........              Owned

    * These branch offices branch offices are located on land which is being leased through 1999 and 2090, respectively. These lease agreements contain various renewal and purchase options at maturity.

     Each of the foregoing properties is in generally good condition and is appropriate for its intended uses.


    Future minimum rentals under these leases are: 1998-2002, $9,600 per year. Total rental expense was approximately $16,400 in 1997 and $23,000 in 1996 and 1995.

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

                              PART II

ITEM 5 -     MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

    On January 3, 1994, the Company listed its common stock and warrants on the National Association of Securities Dealers Quotation System (NASDAQ) Small Cap Market. Although the market for the Company's common stock has become more active since the initial listing, as with many stocks of companies such as the Company, trading remains limited. All the Company's warrants expired on December 31, 1997, and as such, are no longer listed on the NASDAQ Small Cap Market.

    As of March 23, 1998, the "Bid" and "Ask" price of the Company's common stock was $51.50 and $54.00 per share, respectively, as reported on the NASDAQ Small Cap Market. The market price for the Company's common stock is reflected daily on the NASDAQ Small Cap Market under the symbol LEBC. These quotations, as well as quotations set forth in the following table, represent inter-dealer quotations without adjustment for retail mark-ups, mark-downs, or commissions, and may not necessarily represent actual quotations. First Albany Corporation, Ryan, Beck & Company, McConnell, Budd and Downes, and Tucker Anthony, Inc. all make a market in the Company's common stock. All shareholders who own their stock in their individual names are eligible to participate in the Company's Dividend Reinvestment Plan which was introduced in November 1991 and 37% of those eligible participate. The following table sets forth the quarterly high and low "Bid" quotations for the years ended December 31, 1997 and 1996, respectively:

Quarterly Data               1997                          1996
Bid Price          4th    3rd    2nd     1st    4th     3rd    2nd    1st
                  -----  -----  ------  -----  ------  -----  -----  -----
     High          51.00 $47.25 $37.25 $36.75  $31.25 $30.50 $31.25 $31.75
     Low          $40.00 $36.75 $34.50 $30.75  $29.25 $29.00 $29.75 $30.00

    The Company declared dividends of $.80 per share to its shareholders during the year ended December 31, 1997. In 1996, the Company declared annual dividends of $.66 per share. Although the Board of Directors of the Company has declared its intention to continue the payment of cash dividends on the Company's common stock, no assurance can be given that any dividends will be declared or, if declared, what the amount of the dividends will be or whether such dividends, once declared, will continue. As a bank holding company, the Company's ability to pay dividends is primarily a function of the dividend payments it receives from the Bank, which are subject to certain limitations. See Note 17 of "Notes to Consolidated Financial Statements" included in this Annual Report on Form 10-KSB on pages 56 and 57 . In determining the amount of such dividends to be paid by the Company, if any, the Board of Directors will consider such factors as the earnings and financial condition of the Company, as well as regulatory requirements and the Bank's need to retain capital to support its growth.

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

     The Company is a bank holding company with one subsidiary, The Bank. The Bank is a full-service, community oriented, commercial bank that offers a full range of commercial and consumer banking services to municipalities, businesses and individuals. During 1997, the Bank was approved by its regulators to amend its charter to allow it to offer trust and investment services.

     The Bank conducts its operations through its main office located in Castile, New York, and at its eleven (11) branch offices in towns situated in and around the areas commonly known as the Letchworth State Park and the Genesee Valley regions of New York State. Specifically, the Bank has branch offices in the towns of Arcade, Avon, Batavia, Caledonia, Castile, Gainesville, Geneseo, LeRoy, Perry, York (Retsof), and Warsaw.

     The Company's strategic plan calls for the continued growth of its banking franchise within the current market area and adjoining areas through the acquisition and/or expansion of additional offices, if and when opportunities occur. The Company will also be alert to related business opportunities that would allow for diversification of its existing franchise.

     The Company's market area has remained reasonably healthy. As evidenced by the following chart, the average annual unemployment rate has remained relatively constant in each of the three counties where the Bank does the majority of its business.

          GENESEE   LIVINGSTON   WYOMING
         ---------  -----------  --------
1997          5.4%         4.6%      6.6%
1996       5.1%            5.3%      6.4%
1995       5.1%            5.2%      6.6%

          Several new companies have relocated or expanded in the three county area during the past year. However, recent announcements by major local employers regarding curtailment of some local operations is cause for concern.

FINANCIAL CONDITION

1997 Compared With 1996

     The total assets of the Company as of December 31, 1997, increased by $14.9 million to $259.9 million, representing a 6.07% increase from the $245.1 million figure as December 31, 1996. This growth in total assets occurred in several areas, including the Bank's loan portfolio, which increased by 9.36% or $13.7 million. The Bank's premises and equipment increased by $0.8 million or 13.64%, primarily as a result of the purchase and renovation of the property located in Geneseo, New York, half of which is currently occupied by the Bank's Geneseo branch office.

     The Company's commercial real estate loans increased to $35.0 million at year end 1997, up from $33.9 million at year end 1996. Commercial and industrial loan volume increased by $5.5 million to $33.6 million at year end 1997, representing an increase of 19.55% from the year ended December

31, 1996. In the view of management, the growth in commercial and industrial loans is at least partially due to the business development efforts of the Company's calling officers and a continuing change in strategic focus of larger competing institutions away from this type of lending. This is also the primary reason for the $2.5 million, or 8.74%, increase in our agricultural loan portfolio, which consists primarily of loans to larger dairy farms and selected cash-crop farms. Although, deregulation in the dairy industry has and will continue to produce volatile milk prices, the agricultural customers included in the Bank's portfolio have generally shown continued solid profitability in spite of this volatility.

     The consumer loan portfolio increased by $0.9 million, or 9.79%, to $10.6 million at December 31, 1997. The increase in volumes in the consumer loan area are due to an increased focus on this type of loan in the branch offices and the start of an indirect lending area which will offer high quality service to selected local auto dealers.

     The Company's residential real estate loans, including home equity lines of credit, increased by $3.5 million, or 7.67%, to $49.2 million at December 31, 1997. This increase resulted, in part, from the retention in our portfolio of many of the fifteen-year, fixed rate mortgage originations. The volume of home equity lines of credit increased slightly to $10.0 million at year end 1997, an increase of 5.21% from the prior year. These loans are priced in an adjustable manner tied to the New York Prime rate and reprice quarterly, and have been subject to fierce marketplace competition.

     Total deposit growth in 1997 was $8.9 million, or 4.28%, to $217.2 million at December 31, 1997. Changes during the year, by category, were as follows:
an increase of $4.0 million in noninterest-bearing deposits; an increase of $0.3 million in savings deposits; a $1.3 million decrease in NOW accounts; an increase of $9.0 million in certificates of deposit under $100,000; and a decrease of $3.2 million in certificates of deposit greater than $100,000. At year end 1997, the Bank also had $1.7 million in securities sold under agreements to repurchase.

     Noninterest-bearing deposits increased to $32.1 million at year end 1997, a 14.05% increase when compared to year end 1996. There were no branch acquisitions during 1997, which means that all the growth detailed above was internally generated. Average noninterest-bearing deposits increased from $23.2 million for the year ended 1996 to $25.2 million for the year ended 1997. Average noninterest bearing deposits as a percentage of total average deposits increased from 11.43% at year end 1996 to 12.08% at year end 1997.

     The Company's shareholders' equity increased to $31.8 million at year end 1997, up 23.07% from the $25.8 million figure at year end 1996. This increase was largely due to the retention of 75.97% of 1997 earnings, the exercise of a majority of the outstanding warrants and some options previously issued under the employee option plan.

1996 Compared With 1995

    The total assets of the Company as of December 31, 1996, increased by $11.6 million to $245.1 million, representing a 4.95% increase from the $233.5 million figure as December 31, 1995. This growth in total assets occurred in several areas, including the Bank's loan portfolio, which increased by 9.60% or $12.8 million and the Bank's premises and equipment, which increased by $0.7 million or 13.02%, primarily as a result of the purchase of a state of the art image processing system which is located in the Bank's Operations Center in Perry, New York.

     The Company's commercial real estate loans remained virtually unchanged at $33.9 million. Commercial and industrial loan volume increased by $4.8 million to $28.1 million at year end 1996, representing an increase of 20.59% from the year ended December 31, 1995. The agricultural loan portfolio increased by $3.9 million, or 15.33%, which consists primarily of loans to the larger dairy farms and selected cash crop farms. The portfolio showed no appreciable declines in producer success due to volatile milk prices and, in fact, during 1996, the returns on our large scale dairy operations showed that prices were favorable overall.

     Although the consumer loan portfolio decreased modestly by $0.3 million, or 3.13%, to $9.6 million at December 31, 1996, the continued decline in the consumer loan area was reversed in 1996 by an upward trend in the second half of the year due to an increased focus on this type of loans by the Bank.

     The Company's residential real estate loans, including home equity lines of credit, increased by $4.5 million, or 11.03%, to $45.7 million at December 31, 1996. This increase resulted, in part, from the retention in our portfolio of many of the fifteen year, fixed rate mortgage originations. During 1995, the majority of those originations were sold into the secondary market. The volume of home equity lines of credit rose to $9.5 million at year end 1996, an increase of 3.06% from the prior year.

    Total deposit growth in 1996 was $3.4 million, or 1.68%, to $207.5 million at December 31, 1996. Changes during the year, by category, were as follows:
an increase of $0.6 million in noninterest-bearing deposits; a decrease of $1.3 million in savings deposits; a $6.0 million increase in NOW accounts; a decrease of $2.2 million in certificates of deposit under $100,000; and an increase of $0.7 million in certificates of deposit greater than $100,000. At year end 1996, the Bank also had $1.7 million in securities sold under agreements to repurchase..

     Noninterest-bearing deposits increased to $27.3 million at year end 1996, a 2.40% increase when compared to year end 1995. There were no branch acquisitions during 1996, which means that all the growth detailed above was internally generated. Average noninterest-bearing deposits increased from $21.6 million for the year ended December 31, 1995, to $23.2 million for the year ended December 31,1996. Average noninterest bearing deposits as a percentage of total average deposits increased from 10.98% at year end 1995 to 11.43% at year end 1996.

     The Company's shareholders' equity increased to $25.8 million at year end 1996, up 13.05% from the $22.8 million figure at year end 1996. This increase was primarily the result of the retention of 79.02% of 1996 earnings. Additionally, the exercise of warrants and employee options during 1996 boosted the equity total.


RESULTS FROM OPERATIONS

     The yield on the Company's interest-earning assets was 8.41% for the year ended December 31, 1997, an increase of 7 basis points from the yield of 8.34 % for the year ended December 31, 1996. During this same period, the rate for total interest-bearing liabilities increased 14 basis points to 4.16% from 4.02%. As a result, the net interest spread decreased slightly to 4.26% for the year ended December 31, 1997, from 4.32% for the prior year. The net interest margin of 4.93% remained virtually unchanged in 1997 compared to 4.92% in 1996.

     Income before taxes increased by 9.51% to $4.62 million in 1997 from $4.22 million in 1996. Net income for the year ended December 31, 1997, was a record $3.14 million, surpassing the previous record of $2.87 million for the prior year, and representing a 9.25% increase. The Company's other operating income for the year ended December 31, 1997, increased by $126,085 or 10.78% from the prior year. This increase resulted primarily from increased service charges and an increase in the number of transaction accounts.

     The Company's other operating expenses increased to $7.7 million in 1997, up 4.65% from $7.4 million for the prior year. This reflects a modest increase in salaries and benefits expense of $109,203, due to normal salary increases, increased benefit costs and several additional employees. The FDIC assessment for the year 1997 decreased by $155,706 due to a decrease in FDIC premiums on the Bank Insurance Fund ("BIF"). The total assessment to the Bank for both the BIF and Savings Association Insurance Fund ("SAIF") for 1997 was $34,371. The deposits purchased in 1992 from Anchor Savings Bank remain insured by SAIF. The increase in total other operating expenses reflects substantially increased equipment expense offset by modestly decreased occupancy expense. The increase in equipment expense resulted from the depreciation of the core processing system and the image processing system purchased in 1996, as well as many new personal computers and new and updated software used throughout the Bank.

     The Company's net income was $3,135,724 for 1997, representing an increase of 9.25% over the prior year. Diluted and basic earnings per share were $3.00 and $3.31, respectively, representing increases of 2.74% and 3.76%, respectively, over the prior year. Charges to expense for the provision for income taxes amounted to $1,487,000 for 1997, up from $1,351,000 in 1996. The increase resulted from higher pre-tax income, as the Company's effective income tax rate remained constant at 32.2% in 1997 and 32.0% in 1996.


IMPACT OF THE YEAR 2000

     The financial services industry relies entensively on computer programs with dates. Many existing computer programs were written using only the last two digits to identify the applicable year. These programs were designed and developed without considering the impact of the upcoming century. Computer programs that have date-sensitive software may, therefore, recognize a date using "00" as the year 1900 rather than the year 2000. The potential exists that such a mistake could result in system failures or miscalculations causing disruptions of operations not only for the Company but for its commercial customers who rely on computer software in managing their businesses. The Board of Directors has assigned the responsibility for the Year 2000 remediation process to the Data Processing Manager, who will report to the Risk Committee. An inventory of all affected systems has been completed and prioritized. The company that supports the Bank's core processing system has completed all remediation of programs and plans to release its updated software before December 31, 1998, to allow time for testing during 1999. The company that supports the item processing system has given the Bank a plan to be "Year 2000" ready by December 31, 1998. The Bank has contacted all other critical vendors to discuss their "Year 2000" remediation plans, and management is in the process of reviewing their responses.

    Current plans call for some systems to be replaced, but these are not connected directly to the "Year 2000" project and are contained in the 1998 budget. The total cost of the "Year 2000" compliance project will not be material to the Company's business.

     The Company presently believes that the "Year 2000" problem will not pose significant operational problems or have significant impact on its financial condition, results of operations or cash flows. However, if the third party modification plans are not completed and tested on a timely basis, the year 2000 may have a material impact on the operations of the Company.

RATE SENSITIVITY AND FUNDS LIQUIDITY MANAGEMENT

     Market Risk Management
     ----------------------

     Management recognizes that taking measured risks is necessary to effectively manage the daily operations of the Company and to maximize shareholder value. In response to this fact, management has developed various tools to measure and monitor these risks.

     The Asset/Liability Committee, made up of the Chairman of the Board of Directors, the President, the Chief Financial Officer, and certain other senior level managers, has overall responsibility for measuring, monitoring, and controlling interest rate risk, the Company's primary market risk. This Committee is further responsible for reporting results to the Board of Directors of the Bank and the Company.

     Historically, the Committee has used a GAP analysis as a primary tool in its measurement of interest rate risk. This method measures the maturity or repricing periods of all categories of assets and liabilities. The results of this model give management an awareness of the volumes of interest sensitive assets and liabilities that may be expected to reprice within certain timeframes. This then helps management to assess the effect of potential changes in market interest rates on the earnings of the Company. The GAP position in each time interval is calculated by subtracting the liabilities that are repricing in that interval from the assets that are repricing in the same interval. If the GAP position is positive in an interval, that indicates that more assets will reprice than would liabilities. This type of GAP position would benefit the Bank in a time of rising interest rates.

     Certain assumptions are necessary in establishing a meaningful GAP analysis. Floating rate securities and loans are categorized according to their repricing opportunities. Fixed rate loans are categorized according to their contractual payment schedules. Fixed rate securities reflect recent payment speed assumptions, which are derived from independent pricing services. Cash and due from bank accounts are reflected entirely in the zero to three month category. Other non-interest rate sensitive assets are shown in the over five years category. Deposits with no fixed maturity date are categorized according to the way they have behaved historically, as well as how often rate changes have been made. Money market deposit accounts are slotted in the 90 day time band. NOW accounts and savings accounts are categorized with 10% repricing within one year, and the remainder in the 1 - 5 years and over 5 years categories. Fixed rate certificates of deposit, having specific maturity dates, are categorized according to their contractual maturities.

     The GAP chart shown below indicates that the Company is in an asset sensitive position in the one year time frame, which is the period most actively monitored by management. This means that, with changes in market interest rates, more assets will be repriced than will corresponding liabilities. According to the chart, the amount of assets repricing within one year exceeds the amount of liabilities repricing within the same time frame by $27.7 million. This chart indicates that the Company is slightly susceptible to decreasing interest rates. It is important to note that the assumptions used to categorize deposits without specified maturities play a very important role in the outcome of the GAP analysis. It is necessary for management to periodically review the reasonableness of these assumptions.

     The asset sensitive position of the Company is caused in large part by the significant volume of commercial loans with interest rates that are variable and tied to the New York Prime Lending rate. During the past year, the Company has actively purchased fixed rate municipal bonds with maturities ranging from seven to twelve years in an attempt to complement the shorter repricing nature of the variable rate commercial loans. Additionally, the Company has undertaken some fixed rate borrowings with the Federal Home Loan Bank of New York to further moderate its overall asset sensitive position.

     Management recognizes the limitations of the traditional GAP analysis. Although its use provides management with information that enables it to determine how earnings are likely to be affected by an increase or decrease in market interest rates, it does not provide the ability to actually quantify those changes, as they would affect the Company's future earnings performance and the impact on the capital of the Company. Because of this limitation, management has recently purchased, and is in the process of developing, a new model which will enable the Company to measure earnings at risk and the change in the market value of equity, given various interest rate scenarios. When fully operational, this model will more accurately measure such factors as embedded options and the timing differences for changing of interest rates between different categories of assets and liabilities.

     The Company has not utilized off-balance sheet derivative instruments as a means of managing certain market risks. Further, the Company does not engage in trading activities.


                                                            0 - 3            3 - 12          1 - 5           Over
                                                             MONTHS          Months           Years         5 Years        Total
ASSETS: (In thousands)
Investment securities                                       2,321            15,173         22,703         37,758         77,955
Federal funds sold                                          1,550                                                          1,550
Loans                                                      90,739            10,099         43,225         15,909        159,972
Allowance for possible loan losses                                                                         (2,029)        (2,029)
                                      NET LOANS            90,739            10,099         43,225         13,880        157,943
                  TOTAL INTEREST-EARNING ASSETS            94,610            25,272         65,928         51,638        237,448
Other assets                                               10,863                                          11,628         22,491
                                   TOTAL ASSETS           105,473            25,272         65,928         63,266        259,939


LIABILITIES AND SHAREHOLDERS EQUITY:
NOW accounts                                                  762             2,290         12,216         15,270         30,538
Money market deposit accounts                                                11,505                                       11,505
Savings accounts                                              864             2,592         13,824         17,280         34,560
Certificates of deposit                                    27,244            48,736         31,939            600        108,519
                TOTAL INTEREST-BEARING DEPOSITS            28,870            65,123         57,979         33,150        185,122
Repurchase agreements                                       1,438                              236                         1,674
Long-term debt                                              3,914               238          1,428          2,232          7,812
             TOTAL INTEREST-BEARING LIABILITIES            34,222            65,361         59,643         35,382        194,608
Noninterest-bearing deposits                                  873             2,616         13,953         14,642         32,084
Other liabilities                                                                                           1,487          1,487
                              TOTAL LIABILITIES            35,095            67,977         73,596         51,511        228,179
Shareholders' equity                                                                                       31,760         31,760
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            35,095            67,977         73,596         83,271        259,939


GAP                                                        70,378           (42,705)        (7,668)       (20,005)             -
Cumulative GAP                                             70,378            27,673         20,005              -              -

     Liquidity
     ---------

     The Asset/Liability Committee also is responsible for insuring that the Company maintains adequate liquidity and safety of depositor funds.

     Liquidity is provided by the Company's investment portfolio, including the federal funds position, which averaged 33.31% and 35.56% of average total assets in 1997 and 1996, respectively. The investment portfolio had a weighted average maturity of 41 months in 1997 versus a 30 month average maturity in 1996, with $16.6 million of the investment portfolio maturing in one year or less. The size of the investment portfolio decreased modestly during 1997, as more of the Company's funding was allocated to the loan portfolio.

     Daily liquidity is provided by the purchase or sale of federal funds with various institutions. During 1997, the Bank was a seller of federal funds with average daily sales of $5.2 million. Although employed for only 23 days during 1997, the Bank also has the ability to borrow from the Federal Reserve Bank of New York, a correspondent bank, or the Federal Home Loan Bank ( the "FHLB"). Membership in the FHLB system allows the Bank to borrow periodically on a short-term or long-term basis at preferred rates. At December 31, 1997, the Bank had borrowings of $7,812,302 on a long-term basis from the FHLB to fund the Employee Stock Ownership Plan (ESOP) and for other purposes. See Note 7 of "Notes to Consolidated Financial Statements" included in this Annual Report on Form 10-KSB on pages 46 and 47. Included in the total borrowing is $5 million borrowed in December 1997 with a fixed rate and a one year term. The proceeds from these advances have been invested in longer term, tax-exempt municipal bonds and collateralized mortgage obligations to help lower the Bank's asset sensitivity position. The overall liquidity of the Company is supplemented by its core deposits which, as previously noted, have grown both in volume and in percentage of total deposits.

     The Bank also had secondary market loan sales and loan participations with other institutions totaling $1.2 million in various commercial, agricultural and residential mortgage loans during 1997. Management expects to continue such sales from time to time.

     Capital
     -------

     The Company's overall capital level as of December 31, 1997, was at a record level, well in excess of regulatory guidelines. The Company's Tier 1 and Total Capital ratios were 20.04% and 21.29%, respectively. The significant increase in capital during 1997 is due in large part to the exercise of the warrants. This activity raised a total of $3.8 million during 1997. In December 1997, the Company announced a plan to repurchase up to $2 million in warrants and common stock. Through December 31, 1997, a total of $429,500 was spent to repurchase unexercised warrants.


MEASURES OF PERFORMANCE

     Various measures of performance are available to analyze any bank's safety, soundness, and financial health. The Consolidated Financial Highlights section of this Annual Report details common measures such as return on assets, return on equity, and earnings per share. Other indicators are as follows:

1. Banks measure how they have covered other operating expenses with noninterest or fee income. In 1997, 1996, and 1995, the Bank covered 16.81%, 15.88%, and 15.60%, respectively, of such operating expenses with noninterest income or fees.

2. The capital ratio measures the ending capital of a bank as a percentage of its ending assets. The ratio reflects a bank's ability to support deposit growth and provide a reserve for any potential future deterioration in asset quality. At year end 1997, the capital ratio of the Company was 12.22%, up from 10.53% at year end 1996. This substantial change is a result of the retention of 75.97% of 1997 net earnings , the exercise of a majority of the Company's remaining outstanding warrants and the exercise of some employee options.

3. The loan-to-deposit ratio is a secondary measure of liquidity. The Bank's loan-to-deposit ratio increased to 73.65% at year end 1997 from 70.51% in 1996. This ratio is under the 80% ceiling set forth in the Company's strategic plan and indicates that the Bank maintains adequate liquidity and is actively serving the credit needs of its community. The ratio was clearly affected by the larger increase in the loan volume, compared to the increase in deposits during 1997.


BANK FACILITIES AND SERVICES

      In July, 1997, the Bank purchased a 9,600-square-foot, one-story, building in downtown Geneseo New York. The exterior of the building was renovated as was one-half of the interior for use as the Bank's 11th branch office, which opened on January 5, 1998. The interior was designed to function as a financial center and includes the Bank's new trust and investment department. The other half of the building is leased to the U.S. Postal Service.

      The Company joined with five other area community banks by investing in Cephas Capital Partners, LLC, a small business investment corporation. Cephas will make loans commonly known as "mezzanine" financing to present bank customers and others. The venture is expected to broaden the Bank's service offerings.

      The Bank applied for and was granted trust powers during 1997. Presently the Bank has a full-time trust officer and an assistant working closely with Tompkins County Trust Company of Ithaca, New York, to provide a full range of trust and investment services to existing and new customers.

PERFORMANCE SUMMARY

     The Company's return on average shareholders' equity was 11.22%, which is reasonable when compared with industry averages. Although this figure represents a decrease from the 11.86% and 12.36% figures during 1996 and 1995, respectively, much of this decrease is attributable to the substantial increase in capital during the year that time. The Company's return on average assets was 1.26% in 1997 compared to 1.22% in 1996 and 1.19% in 1995.



ITEM 7 -     FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANTS
PRICE WATERHOUSE LLP
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
LETCHWORTH INDEPENDENT BANCSHARES CORPORATION



                             REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Letchworth Independent Bancshares Corporation



In our opinion, the accompanying consolidated statement of condition and the related consolidated statements of income, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Letchworth Independent Bancshares Corporation and its subsidiary at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP
Buffalo, New York
January  16, 1998



CONSOLIDATED STATEMENT OF CONDITION



                                                        DECEMBER 31,
                                                      1997      1996
                                                      --------------
ASSETS:

Cash and due from banks                                            $ 10,863,023   $ 11,115,746
Federal funds sold                                                    1,550,000        450,000
Investment securities:
   Available for sale                                                34,356,500     36,105,200
   Held to maturity
     (market value: $44,242,300 in 1997; $ 42,968,700 in 1996)       43,109,322     42,071,869
   Other
     (market value: $1,702,331 in 1997; $1,151,300 in 1996)           1,702,331      1,151,300
Loans, net of allowance for loan losses of
     $2,028,600 and $1,841,200, respectively                        157,943,432    144,455,041
Accrued interest receivable                                           1,740,101      1,716,241
Premises and equipment, net                                           6,419,871      5,649,294
Other assets                                                          2,254,116      2,338,019
                                                                   ---------------------------

                                                                   $259,938,696   $245,052,710
                                                                   ---------------------------
LIABILITIES AND SHAREHOLDERS EQUITY:
Deposits:

 Noninterest-bearing                                               $ 32,083,730   $ 28,132,327
 Interest-bearing                                                   185,121,594    180,149,695
                                                                   ---------------------------

                                  TOTAL DEPOSITS                    217,205,324    208,282,022

Securities sold under agreements to repurchase                        1,673,911      1,702,729
Accrued interest payable                                                810,382        708,380
Accrued taxes and other liabilities                                     677,005        409,188

Advances from Federal Home Loan Bank                                  7,812,302      8,144,797
                                                                   ---------------------------

                                TOTAL LIABILITIES                   228,178,924    219,247,116
                                                                   ---------------------------
Commitments and contingent liabilities

Shareholders' equity:
 Common stock, $1.00 par value, 1,500,000 shares
  authorized, 1,124,852 and 939,386 shares issued, respectively       1,124,852        939,386
 Capital surplus                                                     14,436,634     10,910,120
 Retained earnings                                                   16,428,534     14,046,314
Unearned employee stock ownership plan shares                          (539,320)      (253,095)
Unrealized gain on investments, net                                     309,072        162,869
                                                                   ---------------------------

                           TOTAL SHAREHOLDERS' EQUITY                31,759,772     25,805,594
                                                                   ---------------------------

                                                                   $259,938,696   $245,052,710
                                                                   ---------------------------


   The accompanying notes are an integral part of these financial statements.


CONSOLIDATED STATEMENT OF INCOME


                                                               YEAR ENDED DECEMBER 31,
                                                        -------------------------------------
                                                          1997         1996         1995
INTEREST INCOME:
  Interest and fees on loans                            $14,610,342  $13,203,737  $12,788,697
  Interest and dividends on investment securities -
   Taxable                                                3,254,623    3,580,580    3,603,440
   Exempt from federal income taxes                       1,302,147    1,116,078    1,088,331
Interest on federal funds sold                              285,446      239,712      397,103
                                                        -------------------------------------
                      TOTAL INTEREST INCOME              19,452,558   18,140,107   17,877,571
Interest expense on deposits and advances                 8,052,605    7,443,397    7,610,361
                                                        -------------------------------------
 Net interest income                                     11,399,953   10,696,710   10,267,210
 Provision for possible loan losses                         368,165      282,510      324,363
                                                        -------------------------------------
    NET INTEREST INCOME AFTER PROVISION FOR
                       POSSIBLE LOAN LOSSES              11,031,788   10,414,200    9,942,847

 OTHER OPERATING INCOME:
  Service charges on deposit accounts                       974,291      913,667      888,363
  Other charges and fees                                     89,961       90,925       83,228
  Other operating income                                    191,016      137,730      116,681
Net gain on sales of loans and investment securities         39,906       26,767       20,325
                                                        -------------------------------------
               TOTAL OTHER OPERATING INCOME               1,295,174    1,169,089    1,108,597

OTHER OPERATING EXPENSE:
  Salaries and employee benefits                          4,170,037    4,060,834    3,752,036
  Occupancy expenses                                        491,843      505,532      449,478

Printing and supplies                                       274,459      252,491      323,182
Equipment expenses                                          776,031      621,224      550,829
FDIC assessment                                              34,371      190,077      239,097
Other operating expenses                                  1,957,497    1,731,790    1,791,221
                                                        -------------------------------------
     TOTAL OTHER OPERATING EXPENSE                        7,704,238    7,361,948    7,105,843
                                                        -------------------------------------
Income before income taxes                                4,622,724    4,221,341    3,945,601
                                                        -------------------------------------
Provision for income taxes                                1,487,000    1,351,000    1,288,150
                                                        -------------------------------------
  Net income                                            $ 3,135,724  $ 2,870,341  $ 2,657,451

                                                        -------------------------------------

Basic earnings per share                                      $3.31        $3.19        $3.02
Diluted earnings per share                                    $3.00        $2.92        $2.86

  The accompanying notes are an integral part of these financial statements.


CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                  UNEARNED
                                                                                  EMPLOYEE                      MINIMUM
                                                                                   STOCK         UNREALIZED     PENSION
                                             COMMON   CAPITAL        RETAINED     OWNERSHIP      GAIN(LOSS)    LIABILITY
                                              STOCK   SURPLUS        EARNINGS    PLAN SHARES    INVESTMENTS    ADJUSTMENT
BALANCE AT DECEMBER 31, 1994              $896,720    $10,087,067   $9,605,255    $ (337,750)   $(389,976)     $(58,646)
Net income                                                           2,657,451
Exercise of stock warrants                   3,250         71,500
ESOP shares committed to be released                       47,457                    112,583
Additional shares purchased by ESOP                                                 (140,511)
Unrealized appreciation of
 securities available for sale, net of tax                                                        697,376
Minimum pension liability adjustment                                                                             58,646
Cash dividends declared                                               (484,542)
   ($.54 per share)
                                         --------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995                899,970     10,206,024   11,778,164      (365,678)     307,400         - 0 -
Net income                                                           2,870,341
Exercise of stock options and warrants       39,416        667,024
ESOP shares committed to be released                        37,072                    112,583
Unrealized depreciation of
 securities available for sale, net of tax                                                       (144,531)
Cash dividends declared
       ($.66 per share)                                               (602,191)

BALANCE AT DECEMBER 31, 1996                939,386     10,910,120  14,046,314       (253,095)    162,869           -0-
Net income                                                                          3,135,724
Exercise of stock options and warrants      185,466      3,914,124
Repurchase of  warrants                                   (429,500)
ESOP shares committed to be released                        41,890                     59,925
Additional shares purchased by ESOP                                                  (346,150)
Unrealized appreciation of securities
  available for sale, net of tax                                                                  146,203
Cash dividends declared
 ($.80 per share)                                                     (753,504)
                                         --------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1997             $1,124,852    $14,436,634 $16,428,534      $(539,320)   $309,072         $ -0-

  The accompanying notes are an integral part of these financial statements.



Consolidated Statement of Cash Flows

                                                                   YEAR ENDED DECEMBER 31,
                                                            1997            1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $  3,135,724   $  2,870,341  $  2,657,451
  Adjustments to reconcile net income to net cash
   provided by operating activities -
  Depreciation and amortization                              936,294        890,391       871,691
  Provision for possible loan losses                         368,165        282,510       324,363
  ESOP compensation expense                                  101,815        149,655       168,720
  Gain on sales of investments                               (36,850)       (12,924)
  Gain on sales of loans                                      (3,056)       (13,843)      (20,325)
  (Increase) decrease in interest receivable                 (23,860)       233,025      (237,695)
  Increase in other assets                                  (100,733)       (40,940)     (162,116)

Increase (decrease) in interest payable                       102,002        (38,971)      327,398
Increase in accrued taxes and other liabilities               267,817        626,465       372,746
                                                          -----------------------------------------
              NET CASH PROVIDED BY OPERATING ACTIVITIES     4,747,318      4,945,709     4,302,233
                                                          -----------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of securities available for sale      4,028,594      4,519,219
  Proceeds from calls and maturities of securities
    Held to maturity                                        7,574,377     10,038,268     8,804,540
    Available for sale                                     10,632,975      3,491,312     2,708,815
  Proceeds from sales of loans                              1,006,133      1,281,775     2,806,959
  Purchases of securities -
    Held to maturity                                       (7,224,304)   (10,440,504)  (21,062,965)
    Available for sale                                    (14,321,819)    (4,258,207)     (986,250)
     Other                                                   (442,731)      (468,700)      (57,200)
    Net increase in loans                                 (14,859,633)   (14,242,695)  (15,032,944)
  Expenditures for capital assets                         ( 1,426,058)    (1,198,118)   (1,193,167)
                                                          -----------------------------------------
              NET CASH USED IN INVESTING ACTIVITIES       (15,032,466)   (11,277,650)  (24,012,212)
                                                          -----------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in savings, NOW, money
          market and noninterest-bearing deposits           3,122,614      4,928,493       975,217
  Net increase (decrease) in time deposits                  5,800,688     (1,509,657)   15,642,303
  Net (decrease) increase in securities sold
          under agreements to repurchase                      (28,818)       (65,255)      867,984
  Proceeds from borrowings                                  5,000,000      5,000,000       892,511
  Repayment of borrowings                                  (5,332,495)      (362,223)     (320,514)
  Exercise of options and warrants                          3,753,440        706,440        74,750
  Repurchase of warrants                                     (429,500)
  Cash dividends paid                                        (753,504)      (602,191)     (484,542)
                                                          -----------------------------------------
              NET CASH PROVIDED BY FINANCING ACTIVITIES    11,132,425      8,095,607    17,647,709
                                                          -----------------------------------------
Net increase (decrease) in cash and cash equivalents          847,277      1,763,666    (2,062,270)
Cash and cash equivalents, beginning of year               11,565,746      9,802,080    11,864,350
                                                          -----------------------------------------

Cash and cash equivalents, end of year                    $12,413,023   $ 11,565,746  $  9,802,080
                                                          -----------------------------------------
Interest paid                                             $ 7,950,603   $  7,482,368  $  7,282,963
                                                          -----------------------------------------
Income taxes paid                                         $ 1,113,003   $  1,617,000  $  1,375,000
                                                          -----------------------------------------

   The accompanying notes are an integral part of these financial statements


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DESCRIPTION OF OPERATIONS


Letchworth Independent Bancshares Corporation (the "Company") is a bank holding company headquartered in Castile, New York. Through its subsidiary, the Company primarily engages in the business of commercial and retail banking in the Genesee Valley region of western New York.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Letchworth Independent Bancshares Corporation and its subsidiary, The Bank of Castile (the "Bank"). All significant intercompany accounts and transactions have been eliminated.

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

Certain prior year balances have been reclassified to conform with the current year presentation.

INVESTMENT SECURITIES

Debt securities for which the Company has the positive intent and ability to hold to maturity are reported at amortized cost. Amortization of premiums and accretion of discounts are recognized in interest income using the interest method over the period to maturity.

Securities available for sale consist of debt and marketable equity securities not classified as securities held to maturity and are stated at estimated fair value. Unrealized gains and losses on securities available for sale are reported as a separate component of shareholders' equity, net of tax, until realized. Amortization of premiums and accretion of discounts are recognized in interest income using the interest method over the period to maturity. Gains and losses on the sale of securities available for sale are determined using the specific-identification method.

Other securities consist of capital stock of Federal Home Loan Bank of New York and other non-marketable equity securities and are reported at cost.

LOANS

Loans generally are reported at their outstanding principal balance adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment to the yield over the life of the related loan. Loans held for sale are reported at the lower of cost or fair market value.

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

For all loans except large groups of smaller-balance homogenous loans, which are collectively evaluated, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan. When a loan is identified as impaired, accrual of interest ceases and any amounts that are recorded as receivable are reversed out of interest income.


The Company measures its impaired loans by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows, discounted at the loan's effective interest rate, if the loan is not collateral-dependent. The difference between the recorded value of the impaired loan and the fair value of the loan is defined as the impairment allowance. Impairment allowances are considered by the Company in determining the overall adequacy of the allowance for credit losses.

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

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation using the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," which require compensation cost to be recognized based on the difference, if any, between the quoted market price of the stock on the grant date and the amount an employee must pay to acquire the stock. The Company presents the pro forma compensation expense calculated in accordance with Statement of Financial Standards (SFAS) No.123, "Accounting for Stock-Based Compensation" in Note 8. For purposes of this calculation, pro forma compensation expense is recognized over the vesting period of the option, generally nine years.

INCOME TAXES

The Company accounts for income taxes using the asset and liability approach which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowances, for deductible temporary differences and tax credit carryforwards.

EARNINGS PER SHARE

The Company has adopted SFAS 128, "Earnings per share," which establishes standards for computing and presenting basic and diluted earnings per share, in the fourth quarter of 1997. All prior period earnings per share amounts have been restated to conform to the new statement. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

STATEMENT OF CASH FLOWS

For purposes of preparing the statement of cash flows, the Company defines cash and cash equivalents as cash and due from banks and federal funds sold.


NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," was issued in December 1996 and defers until January 1, 1998, the effective date for certain provisions of SFAS No. 125 relating to repurchase agreements, dollar roll, securities lending and similar transactions and pledged collateral. SFAS No. 127 will be adopted by the company in the first quarter of 1998, as required, and is not expected to have a material impact on the Company's results of operations.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components, and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, and reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company will adopt the provisions of SFAS No. 130 in the first quarter of 1998. When adopted, SFAS No. 130 is not expected to have a material impact on the Company.



NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS:

The Federal Reserve Board requires banks to maintain certain minimum cash balances consisting of vault cash and deposits in the Federal Reserve Bank.

The amount of such reserves is based on percentages of certain deposit types and totaled $ 2,515,000 and $2,356,000 at December 31, 1997 and 1996, respectively.


NOTE 3 - INVESTMENT SECURITIES:

The amortized cost and estimated market value of securities available for sale are as follows:

                                                         GROSS       GROSS         ESTIMATED
                                         AMORTIZED     UNREALIZED  UNREALIZED       MARKET
DECEMBER 31, 1997                           COST         GAINS      LOSSES           VALUE
                                      -----------------------------------------------------------
U.S. Treasury securities and
 obligations of U.S. government        $ 14,920,070     $270,302  $  (3,672)         $15,186,700
     corporations and agencies
State and political subdivision           4,812,298      112,351     (1,449)           4,923,200
     obligations
Mortgage-backed securities               14,163,181       98,359    (14,940)          14,246,600
                                      -----------------------------------------------------------
                 TOTALS                $ 33,895,549   $  481,012  $ (20,061)       $  34,356,500
                                      -----------------------------------------------------------

DECEMBER 31, 1996
U.S. Treasury securities and
     obligations of U.S. government
     corporations and agencies        $  26,662,060     $289,841  $ (28,901)       $  26,923,000
State and political subdivision             501,030        4,170          -              505,200
     obligations
Mortgage-backed securities                8,670,308       20,605    (13,913)           8,677,000
                                      -----------------------------------------------------------
                 TOTALS               $  35,833,398     $314,616   $(42,814)       $  36,105,200
                                      -----------------------------------------------------------

The amortized cost and estimated market value of securities held to maturity are as follows:

                                                         GROSS       GROSS         ESTIMATED
                                         AMORTIZED     UNREALIZED  UNREALIZED       MARKET
DECEMBER 31, 1997                           COST         GAINS      LOSSES           VALUE
                                      -----------------------------------------------------------
U.S. Treasury securities
     obligations of U.S government
     corporations and agencies         $11,958,264    $  210,724  $  (588)         $  12,168,400
State and political subdivision
     obligations                        24,961,440       895,029   (2,769)            25,853,700
                                         6,189,618        35,303   (4,721)             6,220,200
                                      -----------------------------------------------------------
                       TOTALS          $43,109,322    $1,141,056  $(8,078)          $ 44,242,300
                                      -----------------------------------------------------------

DECEMBER 31,1996
U.S. Treasury securities and
     obligations of U.S. government
     corporations and agencies         $12,203,294    $  277,063  $(14,557)         $ 12,465,800
State and political subdivision
     obligations                        24,413,840       659,466   (34,006)           25,039,300
Mortgage-backed securities               5,454,735        28,603   (19,738)            5,463,600
                                      -----------------------------------------------------------
                       TOTALS          $42,071,869    $  965,132  $(68,301)         $ 42,968,700
                                      -----------------------------------------------------------

The market values of securities are estimated utilizing independent pricing services and are based on available market data. The market values of state and political subdivision obligations that are not actively traded are determined by independent pricing services based on market transactions in comparable securities and various relationships between securities.

The amortized cost and estimated market value of debt securities at December 31, 1997, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.


                                  AVAILABLE FOR SALE               HELD TO MATURITY
                            -----------------------------          ----------------
                                                ESTIMATED                 ESTIMATED
                             AMORTIZED           MARKET      AMORTIZED    MARKET
                              COST               VALUE         COST        VALUE
                            -------------------------------------------------------


Due within one year              $ 4,931,995  $ 4,952,100  $11,615,608  $11,681,900


Due after one year through
  five years                      11,006,411   11,173,400   16,564,209   16,906,900
Due after five years through
  ten years                        7,775,330    7,849,920   13,301,351   13,979,600
Due after ten years               10,181,813   10,381,080     1,628,15    1,673,900
                                 --------------------------------------------------
                                 $33,895,549  $34,356,500  $43,109,322  $44,242,300
                                 ==================================================

No investments originating from a single source exceed 10% of shareholders equity.The total amortized cost and market value of securities pledged to secure public deposits, as required by law, was $ 30,730,516 and $ 31,081,286, respectively, at December 31, 1997.

NOTE 4 - LOANS:

Loans consisted of the following:

                                                   DECEMBER 31,
                                            1997                   1996
                                        -----------------------------------
Residential real estate                 $ 49,158,726           $ 45,656,220
Commercial real estate                    35,046,889             33,852,371
Commercial and industrial loans           33,616,025             28,118,416
Agricultural loans                        31,563,146             29,025,726
Consumer loans                            10,587,246              9,643,508
                                        -----------------------------------
                                        $159,972,032           $146,296,241
      Less - Allowance for loan losses    (2,028,600)            (1,841,200)
                                        -----------------------------------
                                        $157,943,432           $144,455,041
                                        ===================================


Included in residential real estate loans are $ 8,843,953 and $8,220,913 of loans held for sale at December 31, 1997 and 1996, respectively. Loans serviced for others, principally residential real estate loans, amounting to $ 11,161,100 and $11,476,300 at December 31, 1997 and 1996, respectively, are not included in the consolidated financial statements.

Impaired loans totaled $ 576,000 and $406,000 at December 31, 1997 and 1996, respectively. The average recorded investment in impaired loans during 1997 and 1996 was $ 436,800 and $409,900, respectively. The total allowance for loan losses related to these loans was $ 73,700 and $120,700 at December 31 of 1997 and 1996, respectively. Nonaccrual loans totaled $556,900 and $492,000 at December 31, 1997 and 1996, respectively. Accruing loans past due 90 days or more totaled $97,500 and $371,800 at December 31, 1997 and 1996, respectively. Interest income that would have been earned on nonaccrual loans as of December 31, 1997 and 1996, would have been $26,355 and $42,477, respectively. Interest income that was recognized on these nonaccrual loans for 1997 and 1996 was $4,326 and $0, respectively.

An analysis of changes in the allowance for possible loan losses is as follows:

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                        1997        1996         1995
                                                                                    ------------------------------------
Balance, beginning of year                                                          $1,841,200   $1,716,300   $1,526,900
  Provision expense                                                                    368,165      282,510      324,363
  Charge-offs                                                                         (216,280)    (185,599)    (216,615)
  Recoveries                                                                            35,515       27,989       81,652
                                                                                    ------------------------------------
Balance, end of year                                                                $2,028,600   $1,841,200   $1,716,300
                                                                                    ====================================

NOTE 5 - PREMISES AND EQUIPMENT:

Premises and equipment, net of accumulated depreciation and amortization, consisted of the following:


                                                                       December 31,
                                                                   1997             1996
                                                                --------------------------
 Land and improvements                                          $  320,976       $  320,976
 Premises                                                        5,005,423        4,128,631
 Furniture, fixtures and equipment                               4,193,163        3,714,634
 Leasehold improvements                                            176,070          176,070
                                                                ---------------------------
                                                                 9,695,632        8,340,311
       Accumulated depreciation and amortization                (3,275,761)      (2,691,017)
                                                                ---------------------------
                                                                $6,419,871       $5,649,294
                                                                ===========================

Depreciation and amortization expense relating to premises and equipment was approximately $649,200 in 1997, $547,500 in 1996 and $453,500 in 1995.

NOTE 6 - DEPOSITS:

Deposits consisted of the following:



                                                                     DECEMBER 31,
                                                             1997                   1996
                                                        -----------------------------------
 Noninterest-bearing demand deposits                    $32,083,730            $ 28,132,327
 Negotiable order of withdrawal deposits                 30,538,409              31,826,528
 Savings deposits                                        34,559,819              34,282,225
 Money market deposits                                   11,504,838              11,323,102
 Certificates of deposit less than $100,000              87,528,729              78,481,603
 Certificates of deposit $100,000 or greater             20,989,799              24,236,237
                                                        -----------------------------------
                                                       $217,205,324            $208,282,022
                                                       ====================================


At December 31,1997, the scheduled maturities of certificates of deposit in 1998, 1999, 2000, 2001, 2002 and thereafter are as follows $75,979,582,
$28,731,227, $2,347,185, $641,187, $219,347 and $600,000, respectively.

NOTE 7 - BORROWINGS:

At December 31, 1997, the Company had advances, secured by residential mortgage loans, from the Federal Home Loan Bank of New York of $7,812,302. Advances from the Federal Home Loan Bank of New York averaged approximately $ 7,863,000 during 1997, and the maximum amount outstanding at any month-end during 1997 was $ 8,021,994. The borrowings have fixed rates of interest ranging from 6.04% to 7.97%, with a weighted average interest rate of 6.48%, and mature at various dates through 2005. Principal repayments required in 1998, 1999, 2000, 2001, and 2002 are as follows: $5,273,500, $294,200, $316,500, $340,400 and $366,200,
respectively. At December 31, 1997, the Company has an available line of credit with the Federal Home Loan Bank of New York of $23,829,100. There is no amount outstanding on this line at December 31,1997. There are no significant commitment fees associated with this line. Securities sold under agreements to repurchase averaged approximately $1,837,000 during 1997, and the maximum amount outstanding at any month-end during 1997 was $2,111,920.

NOTE 8 - SHAREHOLDERS' EQUITY:

The Company has 100,000 shares reserved for issuance under its fixed stock option plan. The options may be granted at prices not less than the fair market value at the date of grant, vest over periods up to nine years, and expire no later than ten years after the date of grant. There were no options granted in 1997 and 1995 and 17,000 options granted in 1996. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The options granted during 1996 were valued using the following assumptions: a risk-free interest rate of 6.49 %; an expected life of seven years; expected volatility of 14.98 %; and an expected dividend yield of 2.62 %. The Company has not recognized any compensation cost associated with the granting of options. Had the Company recognized compensation cost associated with these options, net income and earnings per share would have been as follows:

                                           YEAR ENDED DECEMBER 31,
                                    1997              1996           1995
                                 --------------------------------------------
Proforma
  Net income                     $3,122,141        $2,864,681      $2,657,451
  Basic earnings per share            $3.30             $3.19          $ 3.02
  Diluted earnings per share          $2.99             $2.91          $ 2.86


A summary of the status of the Company's stock option plan as of December 31, 1997, 1996 and 1995, and changes during the years ending on those dates is as follows.



                                        1997                   1996                      1995
                            ---------------------------------------------------------------------------
                                         WEIGHTED                  WEIGHTED                 WEIGHTED
                                         AVERAGE                    AVERAGE                 AVERAGE
                             SHARES   EXERCISE PRICE   SHARES    EXERCISE PRICE  SHARES  EXERCISE PRICE
Outstanding at beginning
     of year                 71,492         $18         81,258          $15      81,258         $15


Granted                           -           -         17,000            29       -           -
Exercised                   (20,766)         15        (25,016)           15       -           -
Forfeited                         -           -         (1,750)           15       -           -
                            --------------------------------------------------------------------------
Outstanding at year end      50,726          20         71,492           $18     81,258       $15
                            ==========================================================================
Options exercisable at
  year end                   16,924         $16         27,864           $15     46,505       $15
                            ==========================================================================
Fair value of options granted
  during the year                                        $7.99
                                                    ==============


At December 31, 1997, there are 33,726 options outstanding with an exercise price of $ 15 and a remaining contractual life of two years, and 17,000 options outstanding with an exercise price of $ 29 and a remaining contractual life of nine years.

During 1993, the Company sold 200,000 shares of its common stock with attached warrants to purchase an additional 200,000 shares. The warrants were exercisable at $ 23.00 per share and expired on December 31, 1997. Warrants for 164,700 shares and 14,400 shares were exercised during 1997 and 1996, respectively. The total number of warrants exercised was 182,350.

NOTE 9 - INCOME TAXES:

The components of the provision for income taxes are as follows:

                                YEAR ENDED DECEMBER 31,
                            1997          1996            1995
                        ------------------------------------------
     Current:

       Federal          $1,055,800      $1,021,500      $1,210,150
       State               337,800         322,300         371,000
                        ------------------------------------------
                         1,393,600       1,343,800       1,581,150
                        ------------------------------------------
     Deferred:
       Federal              71,700           6,000        (223,000)
       State                21,700           1,200         (70,000)
                        ------------------------------------------
                            93,400           7,200        (293,000)
                        ------------------------------------------
                        $1,487,000      $1,351,000      $1,288,150
                        ==========================================


The components of deferred tax assets and liabilities are as follows:


                                                                 DECEMBER 31,
                                                           1997                1996
                                                        ------------------------------
Deferred tax assets:
  Allowance for loan losses                              $643,100             $568,000
  Deferred compensation                                    90,000               85,700
  Unrealized gains recognized for tax purposes             59,200                   -
  Deferred loan origination fees and costs                 38,100               47,200
  Pension                                                  22,800                   -
  Other                                                     9,800               10,400
                                                         -----------------------------
                                                          863,000              711,300
                                                         -----------------------------
Deferred tax liabilities:
  Depreciation                                            443,000              172,200
  Pension                                                      -                 3,700
  Unrealized investment gains                             151,900              109,000
  Unrealized losses recognized for tax purpose                 -                20,900
                                                         -----------------------------
                                                          594,900              305,800
                                                         -----------------------------
NET DEFERRED TAX ASSET                                   $268,100             $405,500


The Company believes that it is more likely than not that the net deferred tax asset will be realized through future taxable earnings.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before taxes. The items causing this difference are as follows:



                                                     YEAR ENDED DECEMBER 31,
                                        1997                 1996                  1995
                             ------------------------------------------------------------------
                                             % OF                  % OF                  % OF
                                            PRETAX                PRETAX                PRETAX
                                 AMOUNT     INCOME     AMOUNT     INCOME     AMOUNT     INCOME
                             ------------------------------------------------------------------


Expected tax at federal
 statutory rates               $1,571,700     34.0%    $1,435,000     34.0%  $1,342,000     34.0%

Increases (decreases)
 resulting from:
 Tax exempt interest             (384,300)    (8.3)      (331,000)    (7.8)    (320,000)    (8.1)
 State income taxes, net of
    federal benefit               237,300      5.1        214,000      5.0      199,000      5.0
 Other, net                        62,300      1.4         33,000       .8       67,150      1.7
                              ------------------------------------------------------------------
Provision for income taxes     $1,487,000     32.2%   $ 1,351,000     32.0%  $1,288,150     32.6%
                              ==================================================================


NOTE 10 - EARNINGS PER SHARE :

The calculations of basic and diluted earnings per share are as follows:

                                                           Year ended December 31, 1997
                                                           1997          1996       1995
                                                        ----------------------------------
Income available to common shareholders                 $3,135,724    $2,870,341     $2,65

     BASIC EARNINGS PER SHARE
Weighted average shares outstanding                        946,220       899,117   880,959
        Basic earnings per share                        $     3.31    $     3.19     $3.02

     DILUTED EARNINGS PER SHARE
        Weighted average shares outstanding                946,220       899,117   880,959
           Dilutive effect of:
               Warrants                                     62,404        45,161    17,534
               Stock options                                35,276        39,108    31,123
                                                        ----------      --------   -------
    Adjusted weighted average shares outstanding         1,043,900       983,386   929,616
    Diluted earnings per share                          $     3.00      $   2.92  $   2.86

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

Net pension expense includes the following components:


                                                               YEAR ENDED DECEMBER 31,
                                                           1997           1996         1995
                                                         ------------------------------------
 Service cost - benefits earned during the period        $  87,056     $  83,041    $  62,704
 Interest cost on projected benefit obligation              95,691        86,718       76,282
 Actual return on plan assets                             (228,741)     (194,835)    (168,603)
 Net amortization and deferral                             110,106        87,739       71,494
                                                         ------------------------------------
       NET PENSION EXPENSE                               $  64,112     $  62,663    $  41,877
                                                         ====================================


The funded status of the plan was as follows:

DECEMBER 31,                                                               DECEMBER 31,
                                                                        1997          1996
                                                                     ------------------------
Actuarial present value of benefit obligations:
  Vested benefit obligation                                           $1,144,289   $1,037,994
                                                                      -----------------------
 Accumulated benefit obligation                                       $1,256,993    $1,137,158
                                                                      ------------------------
Projected benefit obligation                                          $1,521,386    $1,381,795
Plan assets at fair value                                              1,635,664     1,454,079
                                                                      ------------------------
Excess of plan assets at fair value over projected
  benefit obligation                                                     114,278        72,284
Unrecognized net gain from past experience different
   from that assumed and effects of changes in assumptions              (136,424)      (23,217)
Unrecognized prior service cost                                             (322)         (350)
Unrecognized net transition asset                                        (33,949)      (41,022)
                                                                        ----------------------
(Accrued) prepaid pension cost                                         $ (56,417)       $7,695



The projected benefit obligation at December 31, 1997 and 1996, was determined using a discount rate of 7.00% and an assumed average rate of increase in future compensation levels of 5.50%. The expected long-term rate of return on plan assets was 7.75%. The plan assets consist primarily of fixed income securities. The unrecognized net transition asset as of January 1, 1989, is being amortized over the remaining service lives of the participants at that date, which approximates 14 years.

The Company also has an executive supplemental income plan which provides for specified deferred compensation benefits payable to certain officers in the event of death, disability or retirement. The liability relating to this plan was approximately $225,000 and $214,000 at December 31, 1997 and 1996, respectively, and was determined using a discount rate of 8% and an assumed rate of increase in future compensation of 3%. There were charges to income related to this plan in 1997 and 1996 of approximately $34,700 and $42,500, respectively. The Company is both owner and beneficiary of a life insurance policy on the life of each participant, the proceeds from which can be used to fund the after-tax cost of the promised benefits. The cash surrender value of such life insurance policies was approximately $562,000 and $559,000 as of December 31, 1997 and 1996, respectively.

The Company sponsors a leveraged employee stock ownership plan (ESOP) that covers all employees with one year of service, who work at least 1,000 hours per year and who have attained the age of 21. The Company purchased 61,200 shares of common stock in 1986 for $685,500, 15,050 shares in 1993 for $301,000, 5,500 shares in 1995 for $140,500, and 15,050 shares in 1997 for $346,150. The
Company has financed the purchase of ESOP shares with borrowings from the Bank, which in turn borrows the amount from the Federal Home Loan Bank of New York. The Company makes annual contributions to the ESOP equal to the ESOP's debt service. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year.



The Company accounts for its ESOP in accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." Accordingly, the debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated statement of condition. As shares purchased by the ESOP prior to December 31, 1992, are released from collateral, the Company recognizes compensation expense based on actual cash payments, which approximated or exceeded expense required to be recognized using the share allocated method. At December 31, 1994, there were approximately 2,500 shares that were accounted for using this method when released in 1995.
As shares purchased by the ESOP subsequent to December 31, 1992, are released from collateral, the Company recognizes compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are available for debt service. ESOP compensation expense was $101,800, $149,700 and $168,700 for the years ended December 31, 1997, 1996 and 1995, respectively. The ESOP shares are as follows:


                                                    DECEMBER 31,
                                                  1997        1996
                                           ------------------------
  Allocated shares                            77,276        56,665
  Allocated shares withdrawn from plan        18,517        13,988
  Unreleased shares                           23,547        11,097
                                         --------------------------
      TOTAL ESOP SHARES                       82,306        81,750
                                         =========================
 Fair value of unreleased shares          $1,130,256      $341,200
                                          ========================

NOTE 12 - RELATED PARTY TRANSACTIONS:

The Company has entered into transactions with its executive officers, directors, principal shareholders, and companies in which such individuals have 10% or more ownership (related parties). It is the Company's policy that all related party transactions are conducted at "arms- length" and all loans and commitments included in such transactions are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers.

The aggregate amount of loans to such related parties at December 31,

1997, was $6,464,700. During 1997, new loans and increases in existing loans to such related parties amounted to $12,606,600 and principal repayments amounted to $11,789,700. At December 31, 1997, there were approximately $656,500 in deposits from such related parties.

NOTE 13 - COMMITMENTS AND CONTINGENT LIABILITIES:

The Company operates one branch office under a noncancellable lease agreement which expires in 2002. Two other branch offices are located on land which is being leased through 1999 and 2090, respectively. These lease agreements contain various renewal and purchase options at maturity.

Future minimum rentals under these leases are: 1998-2002, $9,600 per year. Total rental expense was approximately $16,400 in 1997 and $23,000 in 1996 and 1995.

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

Commitments to extend credit, which generally have fixed expiration dates or other termination clauses, are legally binding agreements to lend to a customer (as long as there is no violation of any condition established in the contract). At December 31, 1997, the Company's total commitments to extend credit approximated $ 32,612,000. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements.

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

NOTE 15 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

 BORROWINGS

 A discounted cash flow model utilizing rates currently available to the bank for debt with similar terms and remaining maturities is used to estimate fair value of existing debt.

 COMMITMENTS TO EXTEND CREDIT

 Fees charged for commitments to extend credit and stand-by letters of credit are not significant and are offset by associated credit risk with respect to certain amounts expected to be funded.

Accordingly, the fair value of the financial instruments is immaterial.

The estimated fair values of the Company's financial instruments are as follows:
1996


                                     DECEMBER 31, 1997             DECEMBER 31,1996
                                 CARRYING                       CARRYING
                                  AMOUNT        FAIR VALUE       AMOUNT      FAIR VALUE
                                  -----------------------------------------------------
Financial assets:
 Cash and due from banks          $ 10,863,023  $ 10,863,023  $ 11,115,746  $ 11,115,746
 Federal funds sold                  1,550,000     1,550,000       450,000       450,000
 Investment securities              79,168,153    80,301,131    79,328,369    80,225,200
 Loans, net of allowance
      for possible loan losses     157,943,432   158,960,000   144,455,041   143,592,000

Financial liabilities:
 Deposits                          217,205,324   217,395,300   207,494,297   209,191,000
 Securities sold under
      agreements to repurchase       1,673,911     1,673,911     1,702,729     1,702,729
 Advances from the Federal
       Home Loan Bank                7,812,302     7,812,302     8,144,797     8,144,797

The reported fair values of financial instruments are based on a variety of factors. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of year-end or that will be realized in the future.

NOTE 16 - REGULATORY MATTERS:

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



Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.



As of December 31, 1997, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table.
The Company's actual capital
amounts and ratios are also presented in the table.
There are no conditions or events since that notification that management believes have changed the institution's category





                                                                                            TO BE WELL
                                                                                         CAPITALIZED UNDER
                                                                   FOR CAPITAL           PROMPT CORRECTIVE
                                             ACTUAL             ADEQUACY PURPOSES        ACTION PROVISIONS
                             --------------------------------------------------------------------------------
                                      AMOUNT         RATIO       >AMOUNT      >RATIO    >AMOUNT      >RATIO
                             --------------------------------------------------------------------------------
AS OF DECEMBER 31, 1997:
 Total capital (to risk
 weighted assets):
  The Company                        $33,135,000      21.29%    $12,451,040     8.0%       N/A
  The Bank                            29,093,000      18.69%     12,465,760     8.0%   $15,582,200     10.0%
 Tier I Capital (to risk
 weighted assets):
  The Company                         31,190,000      20.04%      6,225,520     4.0        N/A
  The Bank                            27,064,000      17.39%      6,232,880     4.0%     9,349,320      6.0%
 Tier I Capital (to average
 assets):
  The Company                          31,190,00      12.18%      7,680,420     3.0%        N/A
  The Bank                            27,064,000      10.57%      7,690,590     3.0%    12,817,650      5.0%

AS OF DECEMBER 31, 1996:
 Total capital (to risk
  weighted assets):
  The Company                         26,830,000      17.96%    $11,948,600     8.0%         N/A
  The Bank                            25,931,000      17.63%     11,767,200     8.0%    $15,305,700    10.0%

Tier I Capital (to Risk
 Weighted Assets):
  The Company                         24,989,000      16.73%      5,974,300     4.0 %        N/A
  The Bank                            24,090,000      16.38%      5,883,000     4.0%      9,183,400     6.0%
 Tier I Capital (to Average
 Assets) :
  The Company                          24,989,000      10.55%     7,103,800     3.0%         N/A
  The Bank                             24,090,000      10.19%     7,093,700     3.0%     11,822,800     5.0%



NOTE 17 - CONDENSED FINANCIAL INFORMATION:

The Company's principal asset is its investment in the Bank. The Bank is restricted by law and related regulations as to the amount of funds that can be transferred to the Company. Under such restrictions, approval from regulatory agencies is required for the declaration of dividends in any year that exceed the total of net income of the subsidiary in the current year, plus retained net income for the preceding two years. At December 31, 1997, the Bank could declare dividends of approximately $7,964,828 without prior approval from regulatory agencies.

Condensed financial information of the Company follows:


 STATEMENT OF CONDITION
                                                           DECEMBER 31,
                                                         1997         1996
                                                  ----------------------------
ASSETS
Cash and due from banks - The Bank of Castile     $ 3,826,493       $   865,099
Investment in The Bank of Castile                  27,657,967        25,022,418
Other assets                                          590,750            12,778
                                                  -----------------------------
                                                  $32,075,210       $25,900,295
                                                  =============================
LIABILITIES AND SHAREHOLDERS' EQUITY


Accrued expenses                                  $     4,475       $     4,475
Employee stock ownership plan loan payable            539,320           253,095
                                                  -----------------------------
        TOTAL LIABILITIES                             543,795           257,570

Common stock                                        1,124,852           939,386
Capital surplus                                    14,436,634        10,910,120
Retained earnings                                  16,428,534        14,046,314
Unearned employee stock ownership plan shares        (539,320)         (253,095)
Unrealized gain on investments, net                    80,715
                                                  -----------------------------
         TOTAL SHAREHOLDERS' EQUITY                31,531,415        25,642,725
                                                  -----------------------------
                                                  $32,075,210      $ 25,900,295
                                                  =============================



STATEMENT OF INCOME
                                                     YEAR ENDED DECEMBER 31,
                                                    1997         1996        1995
                                               -----------------------------------
Dividends received - The Bank of Castile          $771,691    $602,192    $909,902
Dividend income                                      1,979           -           -
                                               -----------------------------------
      TOTAL INCOME                                 773,670     602,192     909,902
Operating expenses                                 273,495     294,155     109,527
                                               -----------------------------------
Income before equity in undistributed income
 of subsidiary                                     500,175     308,037     800,375
Equity in undistributed income of
 subsidiary - The Bank of Castile                2,635,549   2,562,304   1,857,076
                                               -----------------------------------
       NET INCOME                               $3,135,724  $2,870,341  $2,657,451
                                               ===================================




STATEMENT OF CASH FLOWS

                                                YEAR ENDED DECEMBER 31,

                                              1997           1996          1995
                                     ---------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net Income                                 $3,135,724    $2,870,341    $2,657,451
(64,044)

 Adjustments to reconcile net income to
     net cash provided by operating activities-
       ESOP compensation                       101,815       149,655           -
Equity in income of subsidiary              (3,407,240)   (3,164,496)   (2,766,978)
Increase in other assets                      (497,257)      (12,778)          -

          Decrease in accrued expenses               -             -       (12,964)
                                              -------------------------------------
        Net cash used in operating activities (666,958)     (157,278)     (122,491)
   (64,044)
                                              -------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Dividends received - The Bank of Castile      771,691       602,192       909,902
   520,470
                                              -------------------------------------
              Net cash provided by investing
                Activities                     771,691       602,192       909,902
   520,470
                                              -------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Cash dividends paid                        (753,504)     (602,191)     (484,542)
   Payment of current borrowings               (59,925)     (112,583)          -

    Proceeds from exercise of options and
      warrants                               4,099,590       706,440        74,750
    Repurchase of warrants                    (429,500)         -              -


Net cash provided by financing
      Activities                               2,856,661    (8,334) (409,792)
                                              -------------------------------
Net increase in cash and

      due from banks                           2,961,394   436,580   377,619
Cash and due from banks, beginning of year       865,099   428,519    50,900
                                              -------------------------------
Cash and due from banks, end of year          $3,826,493  $865,099  $428,519
                                              ===============================


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

    Set forth below is certain information regarding the executive officers and directors of the Company as of March 17, 1998.


                                                         Positions
                                                         Held With
Name                                  Age                the Company           Address

James H. Van Arsdale, III              77                Chairman of          71 Park Road East
                                                         the Board of         Castile, NY 14427
                                                         Directors

James W. Fulmer                        46                President, Chief     38 Wolcott Street
                                                         Executive Officer,   LeRoy, NY 14482
                                                         and Director

Charles L. Van Arsdale                  74               Director             5136 Park Road West
                                                                              Castile, NY 14427

Stanley J. Harmon                       77               Secretary and        4845 Luther Road
                                                         Director             Silver Springs, NY 14550

Gunther K. Buerman *                    54               Director         1186 Lake Road
                                                                              Webster, NY 14580


Steven C. Lockwood                     38                 Treasurer           34 N. Lyon Street
                                                                              Batavia, NY 14020

__________________________________
    * Mr. Beuerman, whose term expires at the Annual Meeting, has notified the Company that he does not want to be considered for reelection to the Board of Directors.

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

    Mr. James W. Fulmer has served as the President and Chief Executive Officer of the Company since January 1, 1991, and as the Chief Executive Officer of the Bank since January, 1996. Before joining the Company as the Executive Vice President in December, 1988, Mr. Fulmer held various executive positions with Fleet Bank of New York (formerly known as Security New York State Corporation and Norstar Bank) for approximately twelve (12) years and with the Genesee Valley Penny Saver for approximately one year. Mr. Fulmer has served as a director of the Bank since 1988 and as Vice Chairman of the Board of Directors of the Bank since 1991. Effective May 1, 1992, he assumed the position of Chairman of the Board of Directors of the Bank, and he currently serves as a member of the Board of Directors of the Cherry Valley Cooperative Insurance Company, Catholic Health System of WNY, Genesee Mercy Healthcare, the Genesee County Industrial Development Agency, and is secretary of the Independent Bankers Association of New York State. He is also a member of the Board of Directors of the New York State Bankers Association and Monroe Abstract & Title Corporation.

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

    Mr. Gunther K. Buerman has been a director of the Company since January 25, 1990. Mr. Buerman has been a partner in the law firm of Harris Beach & Wilcox, LLP located in Rochester, New York, since 1982 and has been the Managing Partner of the firm since March, 1984. As set forth above, Mr. Buerman has informed the Company that he does not want to be considered for reelection to the Board of Directors.

    Mr. Steven C. Lockwood, Treasurer of the Company since
1992, is also the Chief Financial Officer for the Company and the Bank. Mr. Lockwood graduated from St. Bonaventure University in 1981, and joined the Bank in 1982 as Internal Auditor. Mr. Lockwood graduated from the Bank Administration Institute School of Banking located in Madison, Wisconsin in 1995.



The following table sets forth the names and ages of the principal officers and directors of the Bank and their current positions with the Bank.


Name                            Age                     Position
James W. Fulmer                  46            Chief Executive Officer,
                                               Chairman of the Board of
                                               Directors, and  Director
Robert L. Brass                  60            Director
Joseph G. Bucci                  54            Director
Brenda L. Copeland               46            President and Director
Thomas E. Cushing                47            Director
Gary D. Gates                    61            Director
Benjamin C. Mancuso, Jr.         64            Director
John McClurg                     36            Director
Craig Yunker                     46            Director
--------------------------------------------------------

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

ITEM 10 -    EXECUTIVE COMPENSATION

    The following tables show, for the years ended December

31, 1997, 1996, and 1995, respectively, the total cash compensation paid by the Company and the Bank to executive officers who received total annual salary and bonus in excess of $100,000 and to the Chief Executive Officer of the Company.

                          SUMMARY COMPENSATION TABLE

                              Annual Compensation

Name and                                         Other Annual
Principal                                        Compensation(2)

Position          Year   Salary($)(1)  Bonus($)      ($)
--------          -----  ----------    -----         ----
James W. Fulmer     1997    $141,463    $20,000     $   0
President, CEO      1996    $128,015    $17,500     $8,345
& Director of       1995    $119,111    $17,500     $8,345
the Company, and
Chairman of the
Board of the Bank
Brenda L. Copeland  1997    $113,311    $15,000     None
President of        1996    $105,601    $13,000     None
  the Bank          1995    $ 98,775    $13,000     None

                            Long Term Compensation

                                                 Awards
                                                                Long Term
Name and                                 Restricted    Options  Incentive        All Other
Principal                               Stock Award(s)  SARs      Payout        Compensation(3)
Position                       Year          ($)        (#)        ($)               ($)
---------                     -------         --         --         --                --
James W. Fulmer                1997          None       None       None            $16,087
President, CEO                 1996          None       None       None              7,349
& Director of                  1995          None       None       None             10,454
the Company, and
Chairman of the
Board of the Bank

Brenda L. Copeland             1997          None       None       None            $16,477
President of
 the Bank                      1996          None       None       None              6,042
                               1995          None       None       None              8,648

--------------------------

(1) Includes matching contributions under the Company's 401(k) plan in an amount equal to $3,680.30, $3,290.30, and $3,050.32, respectively, for James W. Fulmer, and $2,999.04, $2,790.00, and $2,624.96, respectively, for Ms. Brenda L.
Copeland, for the years ended December 31, 1997, 1996, and 1995, respectively, as well as director's fees and certain fringe benefits such as automobiles and group term life insurance.

(2) The amounts disclosed represent the Company's contribution pursuant to the Executive Supplemental Income Agreements executed by and between the Company and Mr. Fulmer. See "Executive Compensation - Benefits --Executive Supplemental Income Agreements."

  (3) The amounts disclosed represent the portion of Company's contribution to the Employee Stock Ownership Plan ("ESOP") allocated to Mr. Fulmer and Ms. Copeland, respectively.

    During 1997, all directors of the Company received an amount equal to $3,350 per year. During 1997, the Board of Directors of the Company met six (6) times, and all of the directors attended 75% or more of the meetings.

    During 1997, the directors of the Bank each received an annual retainer of $7,550 in lieu of meeting attendance fees. During 1997, the Board of Directors of the Bank met fourteen (14) times. Two (2) of the members of the Board of Directors of the Bank entered into a certain Deferred Compensation Agreement relating to all amounts received from the Bank during the period from 1986 until 1990. Under these agreements, all fees earned as a director during that period are deferred until such director's death or retirement from the Board of Directors of the Bank. Payments of the fees so deferred, as well as all earnings on such deferred amounts, are then paid to such director or his beneficiary, as the case may be, in one hundred twenty (120) equal monthly installments. The Bank does not currently intend to offer such agreements to other members of its Board of Directors.

    In addition, during 1997, one designated director of the Board of Directors of the Bank received a weekly fee of $100 for his services in connection with the Bank's Loan Committee. Members of the Examining Committee also receive a quarterly fee of $100 in lieu of meeting attendance fees.

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

Benefits

    Employee Stock Ownership Plan.  In 1986, the Board of Directors of the
    -----------------------------
Company adopted the Employee Stock Ownership Plan ("ESOP"), effective as of January 1, 1986. Employees eligible to participate in the ESOP are all employees who have met the eligibility requirements on the effective date of adoption of the ESOP, and any employees hired subsequent to that date who have completed one year of service, work at least 1,000 hours per year, and have attained the age of 21 years. Contributions to the ESOP are discretionary, as determined by the Board of Directors of the Bank. All funds contributed are received, held, invested and reinvested by the ESOP trustee. Although the trustee may invest the funds contributed to the ESOP in such prudent investments as the trustee deems desirable, substantially all the trust funds are invested in the common stock of the Company.

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

    In November of 1990, the Company borrowed $185,500 on behalf of the ESOP pursuant to a loan and pledge agreement with an unaffiliated bank. The loan proceeds were used to purchase 14,000 shares of the Company's outstanding stock, with such shares pledged as security for the payment of principal and interest as provided in said agreement. In November of 1993, the Company borrowed $301,000 on behalf of the ESOP to purchase 15,050 shares of the Company's common stock and 15,050 warrants to purchase additional shares of common stock as part of the public offering. All amounts due and owing under these loans were subsequently refinanced with the Bank (with appropriate collateral granted to the Bank), which in turn, borrowed the funds from the Federal Home Loan Bank under an existing accommodation. In 1995, the Company borrowed $140,511 on behalf of the ESOP to purchase 5,500 shares of common stock. During 1997, the ESOP exercised its warrants and purchased 15,050 shares of common stock from the Company for an amount equal to $346,150.

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


    Contributions to the ESOP amounted to $101,800 , $149,700, and $168,700, for the years ended December 31, 1997, 1996, and 1995, respectively. See Note 11 to "Notes to Consolidated Financial Statements" included in this Annual Report on Form 10-KSB on pages 50-52.

    Defined Benefit Pension Plan.  The Company maintains a
    ----------------------------
defined benefit pension plan for the benefit of all employees covered under the Company's prior pension plan and any other employees with at least six (6) months of service who work at least 1,000 hours per year and have attained the age of 21 years. Amounts contributed to the pension plan for each covered employee by the Company are determined on an actuarial basis. The discount rate used in determining the actuarial present value of accumulated benefits was seven percent at December 31, 1997 and at December 31, 1996, respectively. See
Note 11 to "Notes to Consolidated Financial Statements" included in this Annual Report on Form 10-KSB on pages 50-52.

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


                Normal Retirement Pension Benefit
               for Years of Benefit Accrual Service


Average
Compensation 15 Years  20 Years  25 Years  30 Years  35 Years  40 Years

$15,000      $ 2,250    $ 3,000  $  3,750  $ 4,500    $ 5,250  $ 6,000

$30,000      $ 4,500    $ 6,000  $  7,500  $ 9,000    $10,500  $12,000

$45,000      $ 6,750    $ 9,000  $ 11,250  $13,500    $15,750  $18,000

$60,000      $ 9,000    $12,000  $15,000`  $18,000    $21,000  $24,000

$75,000      $11,250    $15,000  $ 18,750  $22,500    $26,250  $30,000


The pension plan also provides for certain disability retirement benefits and death benefits as well as optional forms of payment of benefits which a covered employee may elect. The benefits provided for under the plan are in addition to and separate from the benefits available to the participants under the Social Security Act.

    The pension plan was adopted in 1986, to be effective as of January 1, 1986, the date in which the Company terminated its former defined benefit pension plan. There were no contributions made in 1997 1996, or 1995.

    401(k) Plan. The Bank maintains a qualified 401(k) plan,
    -----------
entitled "The Bank of Castile Salary Savings Plan", to encourage the accumulation of savings for retirement or other purposes. Employees of the Bank who have attained the age of 20-1/2 years are eligible to join the plan following the completion of three (3) months of service.

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

    Participants are immediately fully vested in all contributions to the plan. Withdrawals of contributions are subject to limitations and generally not permitted, except in the event of hardship, until termination of employment, or the participant's attainment of "Normal Retirement Age", as that term is defined in the plan. During 1997, the Company contributed a total of $3,680.30 as a matching contribution for James W. Fulmer, and $2,999.04 as a matching contribution for Brenda L. Copeland, which amounts are included in the Summary Compensation Table set forth on pages 61-62 of this Annual Report on Form 10-KSB.

    Executive Supplemental Income Agreements.  The Bank has also entered into
    ----------------------------------------
certain executive supplemental income agreements which provide for specified deferred compensation benefits payable to certain highly compensated officers and members of a select management group of the Bank in the event of death, disability or retirement. The Board of Directors, in its sole discretion, determines who is eligible to participate in this arrangement. Although the Bank is not under any obligation whatsoever to fund its obligations under the above-mentioned agreements, the Bank is both the owner and beneficiary of a life insurance policy on the life of each participant, the proceeds from which can be used to fund the after-tax cost of the promised benefits. Charges to income related to these agreements were approximately $34,700, $42,500, and $37,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

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

    Stock Option Plan.  At the Annual Meeting of Shareholders of the Company on
    -----------------
April 26, 1990, the shareholders approved the Letchworth Independent Bancshares Corporation Stock Option Plan of 1990 (the "Option Plan"). The purpose of the Option Plan is to increase the incentive and to encourage the continued employment and services of key employees of the Company and the Bank by facilitating their purchase of a stock interest in the Company. Management believes that the implementation of the Option Plan is in the best interests of the Company and its shareholders since it will enhance the Company's ability to continue to attract and retain qualified directors, officers and other key employees.

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

  As of December 31, 1997, 45,782 stock options have been exercised under the Option Plan, 20,766 of which were exercised in 1997. During 1997, James W. Fulmer and Brenda L. Copeland exercised 10,000 options and 8,400 options, respectively, and Mr. Fulmer and Ms. Copeland have exercised a total of 20,000 options and 16,800 options, respectively. The following table shows the aggregate number of options outstanding as of March 17,1998 for each of James W. Fulmer and Brenda L. Copeland, and for all executive officers as a group.



                       Number of Options   Average Per
                          Outstanding      Share Price*
James W. Fulmer             13,576              $15.00
Brenda L. Copeland           8,382              $15.00
All Executive
  Officers as a Group       24,458              $16.43**

 --------------------
* This price represents the "Fair Market Value," as that term is defined in the Option Plan, of the common stock of the Company on the date that the options were granted.

** This price represents a weighted average of the exercise price of all options currently outstanding to all executive officers of the Company.

  The following table shows the number of options exercised, and the value of the "in-the-money" options exercised, by each of Mr. Fulmer and Ms. Copeland during 1997, as well as the breakdown between options granted to James W. Fulmer and Brenda L. Copeland that were exercisable and unexercisable as of December 31, 1997, and the potential value of "in-the-money" options, both exercisable and unexercisable, as of December 31, 1997. "In-the-money" options are those options where the fair market value of the Company's common stock as of the close of the fiscal year was in excess of the exercise price established on the grant date. This value is only realized by the executive when the option is exercised and will fluctuate with changes in the price for the Company's common stock after the close of the fiscal year.


                                                                    No. of Unexercised    Value of "In-the-Money"
                                                                       Options at         Unexercised Options at
                              Shares                                December 31, 1997       December 31, 1997
                             Acquired            Value                  (Exercisable/        (Exercisable/
Name                       on Exercise         Realized*               Unexercisable)**      Unexercisable)

James W. Fulmer              10,000             $317,500                13,576/ 0            $448,008/ $0
Brenda L. Copeland            8,400              266,700                 8,382/ 0            $276,606/  0


* Represents the value of "in-the money" options on that date that the options were exercised by Mr. Fulmer and Ms. Copeland during 1997.
Assumes that the "Bid" price of $46.75 at October 29, 1997, the date of exercise, represented a reasonable valuation of the Company's common stock. As of the date of this Annual Report on Form 10-KSB, neither Mr. Fulmer nor Ms. Copeland have sold any of the shares of common stock acquired by the exercise of said options.

** Assumes that the "Bid" price of $48.00 at December 31, 1997 represents a reasonable valuation of the Company's common stock.

  No assurances can be given relating to the dilutive effect that the Option Plan or options granted thereunder may have on the outstanding common stock.

ITEM 11 -    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Based upon information made available to the Company, the following table sets forth certain information as of March 24, 1998, with respect to the beneficial ownership of common stock by the only persons or entities known to the Company to be the beneficial owner of more than 5% of the Company's outstanding common stock, each director of the Company, and as to all executive officers and directors as a group:

                            Amount and
                            Nature of      Percent of
                            Beneficial     Common Stock
Name and Address            Ownership(1)   Outstanding (2)

Charles L. Van Arsdale        75,270 (3)          6.56%
5136 Park Road West
Castile, NY  14427

James H. Van Arsdale, III                                  37,283 (4)    3.25%
71 Park Road East
Castile, NY 14427

James W. Fulmer                                            38,466 (5)    3.35%
38 Wolcott Street
LeRoy, New York  14482

Stanley J. Harmon                                           9,594        0.84%
Luther Road
Silver Springs, New York 14550

Brenda L. Copeland                                         34,697 (6)    3.02%
130 South Main Street
Gainesville, New York  14066

Gunther K. Buerman                                          4,200         .37%
1186 Lake Road
Webster, New York  14580

Steven C. Lockwood                                          1,931(7)      .17%
34 North Lyon Street
Batavia, New York 14020

Letchworth Independent Bancshares Corporation Employee    Stock Ownership Plan
50 North Main Street                                       82,702 (8)    7.20%
Castile, New York  14427
Executive officers and
directors, as a group
(7 persons)                                             201,441 (9)        17.55%

___________________________________
(1) Except for the shares of common stock beneficially owned by the Letchworth Independent Bancshares Corporation Employee Stock Ownership Plan (the "ESOP"), all such shares are owned with sole investment and voting power.

(2) These percentages have been calculated based upon 1,148,060 shares of the Company's common stock outstanding, which amount includes the shares of common stock that Mr. Fulmer, Ms. Copeland and Mr. Lockwood have the right to acquire pursuant to the exercise of certain options granted under the Option Plan that are exercisable within sixty (60) days of the date of this Annual Report on Form 10-KSB.

(3)  Includes 18,668 shares of common stock owned by Mr. Van Arsdale's wife.

(4) Includes 4,851 shares of common stock owned by Mr. Van Arsdale's wife.

(5) Includes 13,576 shares of common stock that Mr. Fulmer has the right to acquire by the exercise of certain stock options granted under the Option Plan that are exercisable within sixty (60) days of the date of this Annual Report on Form 10-KSB, as well as 3,182 shares of common stock allocated to Mr. Fulmer under the ESOP and 309 shares of common stock owned by Mr. Fulmer's wife.

(6) Includes 8,382 shares of common stock that Ms. Copeland has the right to acquire by the exercise of certain stock options granted under the Option

Plan that are exercisable within sixty (60) days of the date of this Annual Report on Form 10-KSB, as well as 569 shares of common stock that Ms. Copeland has or would have voting control as custodian under the New York Uniform Gift to Minors Act, 3,581 shares of common stock allocated to Ms. Copeland under the ESOP, and 228 shares of common stock owned by Ms. Copeland's husband.

(7) Includes 1,517 shares of common stock allocated to Mr. Lockwood under the ESOP, as well as 250 shares of common stock that Mr. Lockwood has the right to acquire by the exercise of certain stock options granted under the Option Plan that are exercisable within sixty (60) days of the date of this Annual Report on Form 10-KSB.

(8) Includes the shares of common stock allocated to Mr. Fulmer, Ms. Copeland and Mr. Lockwood in accordance with footnotes (5), (6), and (7) above. The participants in the ESOP have the sole power to vote shares and dispositive powers for shares which have been allocated to participant accounts. Only 23,547 shares of common stock in the ESOP have not been allocated to participant
accounts.  See    "Item 11 - Executive Compensation -- Benefits --- Employee
Stock Ownership Plan."

(9)    Includes all of the shares of common stock referenced in footnotes
(3),(4), (5), (6), and (7) above.


ITEM 12 -    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Certain of the directors and officers of the Company and the Bank, members of their families and companies or firms with which they are associated, were customers of and had banking transactions with the Bank in the ordinary course of business during 1997. All loans and commitments to loan included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and, in the opinion of management, did not involve more than a normal risk of collectibility or present other unfavorable features. None of such loans outstanding to directors or officers of the Company, members of their families or companies or firms with which directors or officers of the Company are associated were non-performing as of December 31, 1997. Total loans outstanding to all directors and executive officers of the Company and the Bank amounted to $6,464,700 at December 31, 1997.



ITEM 13 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements and Report of Independent Accountants:

      The following financial statements and accountant's report are included in this Annual Report on Form 10-KSB on the following pages:

                                                     Page
     Report of Independent Accountants.........     35-36

     Consolidated Statement of Condition
     as of December 31, 1997 and 1996..........     36-37

     Consolidated Statement of Income for
     the Years Ended December 31, 1997, 1996
     and 1995..................................     37-38

     Consolidated Statement of Changes in
     Shareholders' Equity for the Years Ended
     December 31, 1997, 1996, and 1995........      38

           Consolidated Statement of Cash Flows
     for the Years Ended December 31, 1997 and
     1996 and 1995.............................     38-39

     Notes to Consolidated Financial
     Statements................................     39-57

(2)  Financial Statement Schedules:


    All financial statement schedules have been omitted as they are not applicable, not required, or the information is included in the Consolidated Financial Statements or the Notes thereto.



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

      10(e) Form of Executive Supplemental Income Agreement, as amended, incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and filed with the Commission on March 30, 1992, and where in such Exhibit is designated Exhibit 19.

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

      11    Computation of Earnings Per Share for the year ended December 31,
            1997.

      13 Annual Report to Shareholders of Registrant for the year ended December 31, 1997, incorporated by reference.

      21    Subsidiaries of Registrant.

      23 Consent of Price Waterhouse LLP for the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

      24 Power of Attorney, included with the Signature Page of this Annual Report on Form 10-KSB.

(b) Reports on Form 8-K. The Company did not file any Current Reports on Form 8-K during the fiscal year ended December 31, 1997.


                            SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:     March 26, 1998      LETCHWORTH INDEPENDENT
                              BANCSHARES CORPORATION

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