Form 10QSB
period 1998-03-31
LETCHWORTH INDEPENDENT BANCSHARES CORP
filed 1998-05-15
CIK 723323

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________

                    Commission File Number: 0-18533
                                           --------

            LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
                 -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      New York                                             16-1168175
--------------------------------------------------------------------------------
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                       Identification No.)

            50 North Main Street  Box 129  Castile  NY    14427
--------------------------------------------------------------------------------
          (Address of principal executive offices)      (Zip Code)


                                (716) 493-2576
                                --------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
                (Former name, address, fiscal year, if changed)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Y Yes       No
  --------  ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                Outstanding as of April 30, 1998
--------------------------------------------------------------------------------
     Common Stock, $1.00 per share            1,128,700 shares

Transitional Small Business Disclosure Format (Check One):
     Yes      No  X
         ---     ---

LETCHWORTH INDEPENDENT BANCSHARES CORPORATION

INDEX
                                                                        Page

PART I  Financial Information

Item 1.  Financial Statements

 Consolidated Statement of Condition (Unaudited)
  March 31, 1998 and
  December 31, 1997                                                       3

 Consolidated Statement of Income (Unaudited)
  Three Months Ended March 31, 1998
  and 1997, respectively                                                  4

 Consolidated Statement of Comprehensive Income
  (Unaudited)Three Months Ended March 31, 1998
  and 1997, respectively                                                  5

 Consolidated Statement of Cash Flows (Unaudited)
  Three Months Ended March 31,1998 and 1997,
  respectively                                                            6

 Notes to Consolidated Financial Information                              7

Item 2.  Management's Discussion and Analysis of
   Financial Condition and Results of
   Operations                                                            12

PART II  Other Information

Item 6  Exhibits and Reports on Form 8-K                                 16

Signatures                                                               18

Exhibit 11                                                               19

                 LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
                 ---------------------------------------------
                      CONSOLIDATED STATEMENT OF CONDITION
                      -----------------------------------
                                  (UNAUDITED)
                                  -----------

                                                        March 31,          December 31,
                                                          1998                 1997
                                                   -------------------  ------------------

        Assets
        ------
Cash and due from banks                                  $  7,397,051        $ 10,863,023
Federal funds sold                                          1,275,000           1,550,000
Securities available for sale,                             37,960,914          34,356,500
Securities held to maturity, market value of               41,766,109          43,109,322
  $42,979,672 and $44,242,300, respectively
Other securities                                            1,702,331           1,702,331
Loans, net of allowance for loan losses of
  $2,078,011 and $2,028,600, respectively                 162,319,726         157,943,432
Accrued interest receivable                                 2,063,248           1,740,101
Premises and equipment, net                                 6,576,218           6,419,871
Other assets                                                2,441,998           2,254,116
                                                         ------------        ------------

      Total Assets                                       $263,502,595        $259,938,696
                                                         ------------        ------------


Liabilities and Shareholders' Equity
------------------------------------

Deposits:
   Noninterest-bearing                                   $ 29,562,830        $ 32,083,730
   Interest-bearing                                       190,746,709         185,121,594
                                                         ------------        ------------
       Total deposits                                    $220,309,539        $217,205,324

Securities sold under agreements to repurchase              1,768,909           1,673,911
Accrued interest payable                                      840,352             810,382
Accrued taxes and other liabilities                         1,046,562             677,005
Advances from Federal Home Loan Bank                        7,675,536           7,812,302
                                                         ------------        ------------
       Total Liabilities                                 $231,640,898        $228,178,924
                                                         ------------        ------------

Shareholders' equity:
  Common stock, par value $1.00 per share,
  5,000,000 and 1,500,000 shares authorized,
  respectively and 3,377,856 and 1,124,852               $  3,377,856        $  1,124,852
   shares issued, respectively
  Capital surplus                                          12,200,930          14,436,634
  Retained earnings                                        16,958,846          16,428,534
  Treasury stock at cost (30,000 shares)                     (486,250)                  0
  Unearned employee stock ownership plan shares              (490,654)           (539,320)
  Accumulated other comprehensive income                      300,969             309,072
                                                         ------------        ------------
         Total shareholders' equity                      $ 31,861,697        $ 31,759,772
                                                         ------------        ------------

Total Liabilities and Shareholders' Equity               $263,502,595        $259,938,696
                                                         ------------        ------------

      The accompanying notes are an integral part of these financial statements

                 LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
                 ---------------------------------------------
                      CONSOLIDATED STATEMENT OF CONDITION
                      -----------------------------------
                                  (UNAUDITED)
                                  -----------

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                               1998                 1997
                                                                         ---------------      ---------------
Interest income:
 Interest and fees on loans                                              $     3,850,122      $     3,454,903
 Interest on investment securities
  Taxable                                                                        798,525              832,038
  Tax-Exempt                                                                     395,258              312,826
 Interest on federal funds sold                                                   56,257               50,655
                                                                         ---------------      ---------------
Total interest income                                                    $     5,100,162      $     4,650,422

Interest on deposits                                                           2,163,249            1,891,855
                                                                         ---------------      ---------------

Net interest income                                                      $     2,936,913      $     2,758,567
Provision for possible loan losses                                               131,422               93,603
                                                                         ---------------      ---------------
   Net interest income after
    provision for possible loan
    losses                                                               $     2,805,491      $     2,664,964
                                                                         ---------------      ---------------

Other operating income:
 Service charges on deposit accounts                                     $       272,930      $       229,882
 Other charges and fees                                                           16,718               19,149
 Other operating income                                                           48,747               61,683
 Net gain on sales of loans and
  investment securities                                                           21,427                8,015
                                                                         ---------------      ---------------

Total other operating income                                             $       359,822      $       318,729
                                                                         ---------------      ---------------

Other operating expenses:
 Salaries and employee benefits                                          $     1,098,463      $       966,590
 Occupancy expense                                                               134,950              127,751
 Printing and supplies                                                            66,189               76,977
 Equipment expense                                                               232,851              205,800
 FDIC assessment                                                                   9,994                3,786
 Other operating expenses                                                        484,590              487,346
                                                                         ---------------      ---------------
  Total other operating expense                                          $     2,027,037      $     1,868,250

Income before income taxes                                                     1,138,276            1,115,443
Provision for income taxes                                                       338,000              374,500
                                                                         ---------------      ---------------

NET INCOME                                                               $       800,276      $       740,943
                                                                         ---------------      ---------------

Basic earnings per share                                                $0.24                   $0.27
Diluted earnings per share                                              $0.23                   $0.24

   The accompanying notes are an integral part of these financial statements

                 LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
                 ---------------------------------------------
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                 ----------------------------------------------
                                  (UNAUDITED)
                                  -----------


                                                     Three Months Ended
                                                          March 31,
                                                       1998      1997
                                                       ----      ----

Net income                                           $800,276   $740,943
Other comprehensive income, net of tax:
Unrealized gains on securities:
     Unrealized holding gains(losses) arising
           during period                               11,194    (74,382)
     Less: reclassification adjustments for gains
           included in net income                     (19,297)    (8,517)
                                                     --------   --------
Other comprehensive loss                               (8,103)   (82,899)
                                                     --------   --------
Comprehensive income                                 $792,173   $658,044
                                                     --------   --------


   The accompanying notes are an integral part of these financial statements

                 LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
                 ---------------------------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                                  (UNAUDITED)
                                  -----------

                                                                    Three Months Ended
                                                                         March 31,
                                                                  1998                1997
                                                          -----------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                             $         800,276        $    740,943
   Adjustments to reconcile net income to
    net cash provided by operating activities-
     Depreciation and amortization                                  214,875             210,200
     Provision for possible loan losses                             131,422              93,603
     ESOP compensation expense                                       48,666             112,584
     Gain on sale of investments                                    (19,297)             (8,517)
     (Gain)loss on sale of loans                                     (2,130)                503
     Increase in interest receivable                               (323,147)           (188,844)
     Increase in other assets                                      (222,667)            (74,698)
     Increase in interest payable                                    29,970              40,780
     Increase(decrease) in accrued taxes
      and other liabilities                                         369,557            (602,521)
                                                          -----------------        ------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES              $       1,027,525        $    324,033
                                                          -----------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of securities-available
      for sale                                            $          37,352        $  1,994,063
   Proceeds from calls and maturities of securities:
      Held to maturity                                            1,585,336             662,859
      Available for sale                                          3,484,375           3,272,099
   Proceeds from sale of loans                                      370,892            (150,250)
   Purchases of securities:
    Held to maturity                                               (522,780)         (2,692,625)

      Available for sale                                         (6,834,290)       $          0
   Net(increase) decrease in loans                               (4,876,478)            796,410
   Expenditures for capital assets                                 (336,437)            (34,102)
                                                          -----------------        ------------
   NET CASH (USED IN)PROVIDED BY INVESTING ACTIVITIES           ($7,092,030)       $  3,848,454
                                                          -----------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in demand deposits, NOW
    accounts and money market accounts                          ($2,083,383)        ($7,685,170)
  Net time deposits                                               5,187,598           1,083,146
  Repayment FHLB borrowings                                        (136,766)           (164,281)
  Exercise of options and warrants                                   17,300              94,350
  Purchase of treasury stock                               (486,250)           0
  Net repurchase agreements                               94,998                       (83,382)

  Dividends paid                                                   (269,964)           (187,926)
                                                          -----------------        ------------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES     $       2,323,533         ($6,943,263)
                                                          -----------------        ------------

Net decrease in cash and cash equivalents                       ($3,740,972)        ($2,770,776)
Cash and cash equivalents, beginning of year                     12,413,023          11,565,746
                                                          -----------------        ------------
Cash and cash equivalents, end of quarter                 $       8,672,051        $  8,794,970
                                                          -----------------        ------------

Interest paid                                             $       2,193,219        $  1,932,635
                                                          -----------------        ------------
Income taxes paid                                         $          38,806        $    290,835
                                                          -----------------        ------------

       The accompanying notes are an integral part of these financial statements

                 LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
                 ---------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL INFORMATION
                  -------------------------------------------

                                March 31, 1998
                                --------------

Note 1 Basis of Presentation
----------------------------

The unaudited interim financial information includes the accounts of Letchworth Independent Bancshares Corporation and its subsidiary, The Bank of Castile. The financial information has been prepared in accordance with the Summary of Significant Accounting Policies as outlined in the Company's Form 10-KSB for the year ended December 31, 1997 and, in the opinion of management contains all adjustments necessary to present fairly the Company's financial position as of March 31, 1998 and December 31, 1997, the results of its operations for the three month periods ended March 31, 1998 and 1997, respectively, and its cash flows for the three month periods ended March 31, 1998 and 1997, respectively.

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

These notes should be read in conjunction with the notes to the consolidated financial statements incorporated in the Letchworth Independent Bancshares Corporation 1997 Annual Report and Form 10-KSB.

NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," was issued in December 1996 and defered until January 1, 1998, the effective date for certain provisions of SFAS No. 125 relating to repurchase agreements, dollar roll, securities lending and similar transactions and pledged collateral. SFAS No. 127 has been be adopted by the company in the first quarter of 1998, as required, and has not had a material impact on the Company's results of

Note 2 Stock Split
------------------

On May 7, 1998, the shareholders approved an increase in the allowable outstanding shares of common stock to 5,000,000 shares and a three for one stock split effective for shareholders of record on May 8, 1998. The stock split has been recorded as of March 31, 1998, by a transfer of $2,251,904 from Capital surplus to common stock, representing $1.00 par value for each additional share issued. All share and per share data has been retroactively restated to reflect the split.

Note 3 Comprehensive Income
---------------------------

In the first quarter, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company has chosen to disclose comprehensive income in a separate statement, in which the components of comprehensive income are displayed net of income taxes. The following table sets forth the related tax effects allocated to each element of comprehensive income for the three months ended March 31, 1998 and 1997:

                                            Three months ended March 31, 1998
                                          -------------------------------------
                                                           Tax
                                          Before-tax    (Expense)   Net-of-Tax
                                            Amount     or Benefit     Amount
                                          -----------  -----------  -----------
Unrealized gains (losses) on
 securities:
  Unrealized holding gains
   arising during period                    $ 20,842      $(9,649)    $ 11,194
  Less: reclassification
    adjustment for gains
    realized in net income                   (19,297)           0      (19,297)
                                            --------      -------   ----------

  Net unrealized gain (loss)                   1,546       (9,649)      (8,103)
                                            --------      -------   ----------

Other comprehensive income(loss)             $ 1,546      $(9,649)    $ (8,103)
                                            --------      -------   ----------

                                             Three months ended March 31, 1997
                                             ---------------------------------
                                                          Tax
                                          Before-tax   (Expense)    Net-of-Tax
                                          Amount       or Benefit   Amount
                                          ----------   ----------   ----------
Unrealized gains (losses) on
 securities:
  Unrealized holding losses
   arising during period                    $(69,630)     $(4,752)    $(74,382)
  Less: reclassification
    adjustment for gains
    realized in net income                    (8,517)           0       (8,517)
                                            --------      -------   ----------

  Net unrealized loss                        (78,147)      (4,752)     (82,899)
                                            --------      -------   ----------

Other comprehensive income(loss)            $(78,147)     $(4,752)    $(82,899)
                                            --------      -------   ----------


The following table sets forth the components of accumulated other comprehensive income for the three months ended March 31, 1998 and 1997:

                                        Three Months Ended
                                             March 31,
                                          1998     1997
                                          ----     ----

Beginning balance                      309,072   162,869
Unrealized gains on securities, net     (8,103)  (82,899)
                                       -------   -------

Ending balance                         309,969    79,970
                                       -------   -------


Note 4 Investment Securities
----------------------------

The book and approximate market
value of investment securities
at:

                                                 March 31, 1998                  December 31, 1997
                                         Amortized Cost    Market Value   Amortized Cost    Market Value
                                         ---------------  --------------  ---------------  --------------
 Available for Sale
------------------

U.S. Treasury securities and
 obligations of U.S. Government
 corporations and agencies                   $13,548,023     $13,817,496      $14,920,070     $15,186,700
State and political subdivision
 obligations                                 $ 7,963,169     $ 8,081,472      $ 4,812,298     $ 4,923,200
Mortgage-Backed Securities                   $15,967,928     $16,061,946      $14,163,181     $14,246,600
                                             -----------     -----------      -----------     -----------
                                             $37,479,120     $37,960,914      $33,895,549     $34,356,500
                                             -----------     -----------      -----------     -----------

Held to Maturity
---------------------------------------

U.S. Treasury securities and
 obligations of U.S. Government
 corporations and agencies                   $11,702,555     $11,901,343      $11,958,264     $12,168,400
State and political subdivision
 obligations                                 $24,175,241     $25,168,753      $24,961,440     $25,853,700
Mortgage-Backed Securities                   $ 5,888,313     $ 5,909,576      $ 6,189,618     $ 6,220,200
                                             -----------     -----------      -----------     -----------
                                             $41,766,109     $42,979,672      $43,109,322     $44,242,300
                                             -----------     -----------      -----------     -----------

Note 5 Loans
------------

LOANS CONSIST OF THE FOLLOWING:
                                          March-31        December-31
                                            1998              1997
                                       ---------------  ----------------

    Residential real estate               $ 50,511,481      $ 49,158,726
    Commercial real estate                  38,322,544        35,046,889
    Agricultural loans                      28,978,685        31,563,146
    Commercial and industrial loans         34,789,052        33,616,025
    Consumer loans                          11,795,975        10,587,246
                                          ------------      ------------
                                          $164,397,737      $159,972,032
                                          ------------      ------------



An analysis of changes in the
allowance for possible loan losses
is as follows:

                                          March 31,        March 31,
                                            1998              1997
                                       ---------------  ----------------

Balance, beginning of year                  $2,028,600        $1,841,200
Chargeoffs:
  Agricultural loans                                 0                 0
  Commercial and industrial loans               61,024            13,604
  Real estate mortgages                     $   24,787        $   11,325
  Consumer loans                            $      100        $   27,130
                                            ----------        ----------
                                            $   85,911        $   52,059

Recoveries:
  Agricultural loans                                 0                 0
  Commercial and industrial loans                 1063               996
  Real estate mortgages                              0                 0
  Consumer loans                                 2,837             2,449
                                            ----------        ----------
                                                 3,900             3,445
                                            ----------        ----------
Net charge-offs                             $   82,011        $   48,614
                                            ----------        ----------
Additional charges to operations               131,422            93,603
                                            ----------        ----------

Balance, end of period                      $2,078,011        $1,886,189
                                            ============================



The following table summarized the Company's non-performing loans at the dates indicated.

                                               March 31,
                                            1998      1997
                                           -------  ---------
Non-accruing loans                         712,649    378,055
Accruing loans past due 90 days or more     63,613    130,056
Renegotiated loans                               0          0

The average balance of impaired loans during the first three months of 1998 was approximately $541,509. At March 31, 1998, the balance of impaired loans and related reserve against that balance was $656,300 and $98,627, respectively. Interest income recognized on impaired loans and interest income recognized on a cash basis was not significant


Note 6 Earnings Per Share
-------------------------

The calculations of basic and diluted earnings per share, as retroactively restated for the stock split discussed in Note 2, are as follows:

                                                   QUARTER ENDED MARCH 1,
                                                     1998          1997

Income available to common shareholders          $  800,276     $  740,943

     BASIC EARNINGS PER SHARE
        Weighted average shares outstanding       3,306,549      2,789,295
        Basic earnings per share                 $     0.24     $     0.27

     DILUTED EARNINGS PER SHARE
        Weighted average shares outstanding       3,306,549      2,789,295
        Dilutive effect of:
          Warrants                                        0        173,844
          Stock options                             104,352         97,944
                                                 -------------------------
       Adjusted weighted average shares
             outstanding                          3,410,901      3,061,083
       Diluted earnings per share                $     0.23     $     0.24
                                                 =========================

LETCHWORTH INDEPENDENT BANCSHARES CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


March 31, 1998


FINANCIAL CONDITION


Total assets of Letchworth Independent Bancshares Corporation (the "Company") were $263.5 million as of March 31, 1998, an increase of $3.6 million, or 1.37%, above total assets at December 31, 1997. Deposits, the Company's primary source of funds, increased $3.1 million from December 31, 1997, or 1.43%, to $220.3 million at March 31, 1998. The increase in deposits occurred primarily in the certificate of deposit category.

Total loans outstanding as of March 31, 1998 were $162.3 million, which represented an increased by $4.4 million, or 2.77%, over total loans at December 31, 1997. The total loans outstanding is net of loans sold and the allowance for loan losses. As of March 31, 1998, residential real estate loans increased by $1.4 million or 2.75%; commercial real estate loans increased $3.3 million or 9.35%; agricultural loans decreased $2.6 million or 8.19%; commercial and industrial loans increased $1.2 million or 3.49%; and consumer loans increased $1.2 million or 11.42%. The increase in consumer loans during the first quarter is primarily attributable to the Company's new indirect lending program. This program generates auto loans through relationships with local dealers.

Nonaccrual loans totaled $712,649 as of March 31,1998, compared to $378,055 as of March 31, 1997. While this represents a significant increase, the Company is aggressive at identifying and dealing with problem loan situations. Further, management believes that the loan loss allowance is adequate to cover any expected losses.

The Company's shareholders' equity increased to $31.9 million, an increase of .32% or $.1 million from December 31, 1997.

The Risk-based capital ratios are a very good indicator of the Company's financial soundness. As of March 31, 1998, the Company had a Tier 1 capital ratio of 19.29%, a total capital ratio of 20.54%, and a Tier 1 leverage ratio of 11.78%. Each of these ratios compares favorably with the regulatory minimum requirements of 4.00%, 8.00%, and 4.00%, respectively.

Liquidity measures the ability of the Company to meet its maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customer credit needs. At March 31, 1998, the Company sold $1.3 million in federal funds. These funds are available on one day notice to meet upcoming obligations. However, due to the low return available on federal funds, the Company has attempted to minimize the level of federal funds while maintaining adequate daily liquidity. Pursuing this aggressive cash policy may cause the Company to experience a negative excess cash position at certain times. As additional sources of liquidity, the Company may also sell loans on the secondary market or participate large commercial loans with other financial institutions.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

Net income of $800,276 for the three months ended March 31, 1998 represents an increase of $59,333 or 8.01%, over the $740,943 earned during the same period ended March 31, 1997. Net income (diluted) per common share and common share equivalent was $.23 for the three months ended March 31, 1998. (See Exhibit 11 of this Quarterly Report on Form 10-QSB) Although this represents a decrease when compared to the $.24 per share figure for the same period in 1997, the quarters earnings per share figure was affected by an increase in the number of outstanding shares of common stock due to the exercise of the remainder of outstanding warrants previously issued by the Company.

Net interest income was $2.9 million for the three months ended March 31, 1998, up 6.47% from the $2.7 million earned during the three months ended March 31, 1997. Increased volume in the loan portfolio was the primary reason for the increase in interest income during the first quarter of 1998. Interest expense on deposits increased by $271,394.

The provision for possible loan losses, the charge to earnings for potential credit losses associated with lending activities, was $131,422 for the three months ended March 31, 1998, up 40.40% from the $93,603 provision recorded during the three months ended March 31, 1997. This increase in the provision for possible loan losses in 1998 was in part due to the increase in charge-offs compared with 1997 and with the additional accrual for the increase in loan volume. Gross charge-offs were $85,911 in the first quarter of 1998, as compared to $52,059 for the same period last year. Management conducts a periodic evaluation which assigns risk weights for individual loans and different classes of loan groups in determining the adequacy of the reserve. Regulatory examination, historical gross loans, an assessment of prevailing and anticipated economic conditions and other relevant factors are used in this analysis. Management of the Company believes this analysis indicates that the level of the loan loss reserve is adequate to absorb any potential losses within the loan portfolio. The allowance for possible loan losses of the Company at March 31, 1998 was $2,078,011 or 1.26% of total loans and is up 2.44% or $49,411 from the allowance at December 31, 1997. The allowance for possible loan losses of the Company at March 31, 1997 was $1,886,189 or 1.27% of total loans at December 31, 1997.

Other operating expense for the three month period ended March 31, 1998 was $2,027,037, an increase of 8.50% over the $1,868,250 recorded for the same period in the prior year. The majority of these increases occurred in equipment expense which increased by $27,051 or 13.14%; and salaries and employee benefits expense which increased by $131,873 or 13.64%. The increase in equipment expense was due largely to the increase in maintenance contracts. Several new staff positions, in addition to annual compensation increase , account for the increase in salaries and benefits. In addition, occupancy expense increased by $7,199 or 5.64% and the FDIC assessment increased by $6,208 or 26.39%.

OTHER EVENTS OF SIGNIFICANCE:

On January 5, 1998, The Bank of Castile opened its 11/th/ office in the village of Geneseo. The office is located in the same building as the U.S. Post Office in the central business district of Geneseo, and is approximately a block form the State University of New York at Geneseo campus. The office is off to a good start with solid growth in both deposits and loans.

The Geneseo office also houses the Bank's new "Trust and Investment Department" which was developed in cooperation with the Tompkins County Trust Company of Ithaca, New York. We received approval from the appropriate regulators in the third quarter of 1997 and began offering the services shortly thereafter.

During the fourth quarter of 1997, the Board of Directors approved a program to allow for the repurchase of up to $2 Million in Company common stock and warrants. As of March 31, 1998 the Company had repurchased 48,000 warrants at an average price of $8.95 and 30,000 shares at an average price of $16.21.

At the May 7, 1998, annual meeting, the Letchworth Independent Bancshares Corporation shareholders elected Patrick J. Dalton as a director, filling the expired term of Gunther Buerman, who asked not to stand for re-election. At that meeting the shareholders also approved a three for one stock split as well as an increase in the number of allowable outstanding shares to 5,000,000 and an increase in the number of shares available for options.

YEAR 2000 PROJECT

The financial services industry relies extensively on computer programs with dates. Many existing computer programs were written using only the last two digits to identify the applicable year. These programs were designed and developed without considering the impact of the upcoming century. Computer programs that have date-sensitive software may, therefore, recognize a date using "00" as the year 1900 rather than the year 2000. The potential exists that such a mistake could result in system failures or miscalculations causing disruptions of operations not only for the Company but for its commercial customers who rely on computer software in managing their businesses. The Board of Directors has assigned the responsibility for the Year 2000 remediation process to the Data Processing Manager, who will report to the Risk Committee. An inventory of all affected systems has been completed and prioritized.

The latest update to the Bank's core processing system will be installed during May 1998. Management believes that this will make the Bank's core system "Year 2000" compliant. The Bank has contacted all other critical vendors to discuss their Year 2000 remediation plans, and management is in the process of reviewing their responses. There are other areas that need to be addressed and management believes that the Company is on target for complete compliance by year end 1998. Recently, the Bank was examined by the FDIC to determine the status of "Year 2000" compliance, and the FDIC has indicated that they are satisfied with the Bank's progress.

The Company presently believes that the Year 2000 problem will not pose significant operational problems or have significant impact on its financial condition, results of operations or cash flows. However, if the third party modification plans are not completed and tested on a timely basis, the Year 2000 issue may have a material impact on the operations of the Company.




                               OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


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

11     Computation of Basic and Diluted Earnings Per Share for the quarter ended
March 31, 1998 is presented on Exhibit 11 of this Report on Form 10-QSB.

(b). The Registrant did not file any current reports on Form 8-K during the quarter ended March 31, 1998.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 LETCHWORTH INDEPENDENT BANCSHARES CORPORATION


Date 5/8/98              /s/  James W. Fulmer
     ------              --------------------
                                    James W. Fulmer
                                    President & Chief Executive Officer


Date 5/8/98              /s/  Steven C. Lockwood
     ------              -----------------------
                                    Steven C. Lockwood
                                    Treasurer & Chief Financial Officer