Form 10QSB
period 1998-06-30
LETCHWORTH INDEPENDENT BANCSHARES CORP
filed 1998-08-14
CIK 723323

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

                        Commission File Number: 0-18533
                                                --------

                 LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
            -------------------------------------------------------
            (Exact name of registrant as specified in its charter)

     New York                                   16-1168175
---------------------------------------------------------------------
  (State or other jurisdiction of            (I.R.S. Employer
  incorporation or organization)          Identification No.)

       50 North Main Street  Box 129  Castile  NY    14427
       -----------------------------------------------------
      (Address of principal executive offices)    (Zip Code)


                                (716) 493-2576
                               ----------------
              Registrant's telephone number, including area code)

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

          Class                   Outstanding as of July 31, 1998
------------------------------------------------------------------
     Common Stock, $1.00 per share        3,389,150 shares

Transitional Small Business Disclosure Format (Check One):
     Yes     No X
         --     -

LETCHWORTH INDEPENDENT BANCSHARES CORPORATION

INDEX

                                                                 Page

PART I      Financial Information

Item 1.     Financial Statements

            Consolidated Statement of Condition (Unaudited)
              June 30, 1998 and December 31, 1997                  3

            Consolidated Statement of Income (Unaudited)
              Three and Six Months Ended June 30, 1998
              and 1997                                             4

            Consolidated Statement of Comprehensive Income
              (Unaudited)Three and Six Months Ended June 30, 1998
              and 1997                                             5

            Consolidated Statement of Cash Flows (Unaudited)
              Six Months Ended June 30,1998 and 1997               6

            Notes to Consolidated Financial Information            7

Item 2.     Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                      12

PART II     Other Information
Item 4      Submission of matters to a vote of security holders    18
Item 6      Exhibits and Reports on Form 8-K                       19

Signatures                                                         21

Exhibit 3(d)                                                       22

Exhibit 11                                                         23

                 LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
                 ---------------------------------------------
                      CONSOLIDATED STATEMENT OF CONDITION
                      -----------------------------------
                                  (UNAUDITED)
                                  -----------

                                                        June 30,           December 31,
                                                          1998                 1997
                                                   -------------------  ------------------
                  Assets
                  ------

Cash and due from banks                                  $  8,435,538        $ 10,863,023
Federal funds sold                                          2,825,000           1,550,000
Securities available for sale,                             34,968,016          34,356,500
Securities held to maturity, market value of               36,988,091          43,109,322
  $38,162,736 and $44,242,300, respectively
Other securities                                            1,949,851           1,702,331
Loans, net of allowance for loan losses of
  $2,194,572 and $2,028,600, respectively                 170,589,161         157,943,432
Accrued interest receivable                                 1,870,330           1,740,101
Premises and equipment, net                                 6,530,279           6,419,871
Other assets                                                2,339,126           2,254,116
                                                         ------------        ------------

      Total Assets                                       $266,495,392        $259,938,696
                                                         ------------        ------------

Liabilities and Shareholders' Equity
------------------------------------

Deposits:
   Noninterest-bearing                                   $ 31,257,533        $ 32,083,730
   Interest-bearing                                       192,452,146         185,121,594
                                                         ------------        ------------
       Total deposits                                    $223,709,679        $217,205,324

Securities sold under agreements to repurchase              1,722,913           1,673,911
Accrued interest payable                                      976,392             810,382
Accrued taxes and other liabilities                           891,924             677,005
Advances from Federal Home Loan Bank                        7,607,802           7,812,302
                                                         ------------        ------------
       Total Liabilities                                 $234,908,710        $228,178,924
                                                         ------------        ------------
Shareholders' equity:
  Common stock, par value $1.00 per share,
  5,000,000 and 1,500,000 shares authorized,
  respectively and 3,389,150 and 1,124,852               $  3,389,150        $  1,124,852
   shares issued, respectively
  Capital surplus                                          12,304,006          14,436,634
  Retained earnings                                        17,465,546          16,428,534
  Treasury stock at cost (73,086 shares)                   (1,356,321)                  0
  Unearned employee stock ownership plan shares              (490,654)           (539,320)
  Accumulated other comprehensive income                      274,955             309,072
                                                         ------------        ------------
         Total shareholders' equity                      $ 31,586,682        $ 31,759,772
                                                         ------------        ------------

Total Liabilities and Shareholders' Equity               $266,495,392        $259,938,696
                                                         ------------        ------------

   The accompanying notes are an integral part of these financial statements

                 LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
                 CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


                                                        Three Months Ended                    Six Month Ended
                                                             June 30,                            June 30,
                                                         1998              1997               1998             1997
Interest Income:
  Interest and fees on loans                       $4,070,471        $3,617,521        $ 7,920,593       $7,072,424
  Interest on investment securities
     Taxable                                          703,582           804,158          1,502,107        1,636,196
     Tax-exempt                                       383,790           313,647            779,048          626,473
  Interest on federal funds sold                       44,221            74,178            100,478          124,833
                                              ------------------  -------------   -------------------  ------------
Total interest income                              $5,202,064        $4,809,504        $10,302,226       $9,459,926

Interest on deposits and advances                   2,204,750         1,961,717          4,367,999        3,853,572
                                              -----------------  --------------   -------------------  ------------

Net interest income                                $2,997,314        $2,847,787        $ 5,934,227       $5,606,354
Provision for possible loan losses                    124,998            68,687            256,420          162,290
                                              ------------------  -------------   -------------------  ------------
   Net interest income after
   provision for possible loan losses              $2,872,316        $2,779,100        $ 5,677,807       $5,444,064
                                              ------------------  -------------   -------------------  ------------

Other operating income:
  Service charges on deposit accounts              $  268,780        $  235,729        $   541,710       $  465,611
  Other charges and fees                               40,232            22,538             56,950           41,687
  Other operating income:                              62,903            13,348            111,650           75,031
  Net (losses) gains on sales of
    loans and investment securities                      (522)           29,642             20,905           37,657
                                              ------------------  -------------   -------------------  ------------

Total other operating income                       $  371,393        $  301,257        $   731,215       $  619,986
                                              ------------------  -------------   -------------------  ------------

Other operating expenses:
  Salaries and employee benefits                   $1,099,427        $1,026,197        $ 2,197,890       $1,992,787
  Occupancy expense                                   129,538           128,626            264,488          256,377
  Printing and supplies                                74,364            71,774            140,553          148,652
  Equipment expense                                   234,738           174,646            467,589          380,446
  FDIC assessment                                       9,758            15,259             19,752           19,045
  Other operating expenses                            602,601           552,787          1,087,191        1,040,232
                                              ------------------  -------------   -------------------  ------------
Total other operating expense                      $2,150,426        $1,969,289        $ 4,177,463       $3,837,539

Income before income taxes                          1,093,283         1,111,068          2,231,559        2,226,511
Provision for income taxes                            319,400           343,000            657,400          717,500
                                              ------------------  -------------   -------------------  ------------

Net Income                                         $  773,883        $  768,068        $ 1,574,159       $1,509,011
                                              ==================  =============   ===================  ============

Basic earnings per share                                $0.24             $0.27              $0.48            $0.54
Diluted earnings per share                              $0.23             $0.25              $0.46            $0.49


   The accompanying notes are an integral part of these financial statements

                 LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
          CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

                                                               Three Months Ended                       Six Month Ended
                                                                   June 30,                                June 30,
                                                          1998               1997             1998               1997
Net Income                                                $773,883           $768,068         $1,574,159         $1,509,011
Other comprehensive income, net of tax:
Unrealized gains on securities:
     Unrealized holding gains (losses)
           arising during period                           (26.683)            55,658            (23,461)           (24,839)
     Less: reclassification adjustments
           for gains included in net
           income                                              669            (17,000)           (10,656)           (19,402)
                                                   ---------------    ---------------    ---------------    ---------------
Other comprehensive income, net of tax:                    (26,014)            38,658            (34,117)           (44,241)
                                                   ---------------    ---------------    ---------------    ---------------
Comprehensive income                                      $747,869           $806,726         $1,540,042         $1,464,770
                                                   ===============    ===============    ===============    ===============



   The accompanying notes are an integral part of these financial statements

                 LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
                 ---------------------------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                                  (UNAUDITED)
                                  -----------

                                                                    Six Months Ended
                                                                        June 30,
                                                                1998                1997
                                                                -------            ------
Cash flows from operating activities:
   Net income                                                    $1,574,159        $  1,509,011
   Adjustments to reconcile net income to
    net cash provided by operating activities-
     Depreciation and amortization                                  429,890             473,814
     Provision for possible loan losses                             256,420             162,290
     ESOP compensation expense                                       77,333             112,584
     Gain on sale of investments                                    (17,334)            (36,850)
     Gain on sale of loans                                           (3,571)               (807)
     Increase in interest receivable                               (130,229)            (84,686)
     Increase in other assets                                      (130,246)            (81,272)
     Increase in interest payable                                   166,010              80,454
     Increase(decrease) in accrued taxes
      and other liabilities                                         214,919            (504,534)
                                                        -------------------        ------------
   Net cash provided by operating activities                     $2,437,351        $  1,630,004
                                                        -------------------        ------------

Cash flows from investing activities:
   Proceeds from sales of securities-available
      for sale                                                   $1,670,119        $  4,028,594
   Proceeds from calls and maturities of securities:
      Held to maturity                                            7,914,119           2,352,061
      Available for sale                                          5,626,450           2,144,629
   Proceeds from sale of loans                                      478,392             340,250
   Purchases of securities:
    Held to maturity                                             (2,042,351)         (3,952,904)

      Available for sale                                         (7,922,925)         (3,035,277)
   Net increase in loans                                        (13,376,970)         (4,013,101)
   Expenditures for capital assets                                 (470,729)           (219,395)
                                                        -------------------        ------------
   Net cash (used in)provided by investing activities           ($8,123,895)        ($2,355,143)
                                                        -------------------        ------------

Cash flows from financing activities:
  Net decrease in demand deposits, NOW
    accounts and money market accounts                              $36,619         ($3,692,385)
  Net increase(decrease) in time deposits                         6,467,736            (467,648)
  Repayment FHLB borrowings                                        (204,500)           (227,446)
  Exercise of options and warrants                                   78,670             207,050
  Purchase of treasury stock                                     (1,356,321)                  0
  Net repurchase agreements                                          49,002           1,996,554

  Dividends paid                                                   (537,147)           (380,405)
                                                        -------------------        ------------
  Net cash provided by (used in) financing activities            $4,534,059         ($2,564,280)
                                                        -------------------        ------------

Net decrease in cash and cash equivalents                       ($1,152,485)        ($3,289,419)
Cash and cash equivalents, beginning of year                     12,413,023          11,565,746
                                                        -------------------        ------------
Cash and cash equivalents, end of quarter                       $11,260,538        $  8,276,327
                                                        -------------------        ------------

Interest paid                                                    $4,201,989        $  3,934,026
                                                        -------------------        ------------
Income taxes paid                                                  $520,000        $    380,003
                                                        -------------------        ------------

   The accompanying notes are an integral part of these financial statements

                 LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
                 ---------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL INFORMATION
                  -------------------------------------------

                                 June 30, 1998
                                 -------------

Note 1 Basis of Presentation
----------------------------

The unaudited interim financial information includes the accounts of Letchworth Independent Bancshares Corporation and its subsidiary, The Bank of Castile. The financial information has been prepared in accordance with the Summary of Significant Accounting Policies as outlined in the Company's Form 10-KSB for the year ended December 31, 1997 and, in the opinion of management contains all adjustments necessary to present fairly the Company's financial position as of June 30, 1998 and December 31, 1997, the results of its operations for the three and six month periods ended June 30, 1998 and 1997, respectively, and its cash flows for the six month periods ended June 30, 1998 and 1997, respectively.

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

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (SFAS) No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," was issued in December 1996 and deferred until January 1, 1998, the effective date for certain provisions of SFAS No. 125 relating to repurchase agreements, dollar roll, securities lending and similar transactions and pledged collateral. SFAS No. 127 has been adopted by the Company in the first quarter of 1998, as required, and has not had a material impact on the Company's results of operations.

Note 2 Stock Split
------------------

On May 7, 1998, the shareholders approved an increase in the authorized shares of common stock of the Company from 1,500,000 shares, par value $1.00 per share, to 5,000,000 shares, par value $1.00 per share, as well as a three for one stock split effective for shareholders of record on May 8, 1998. The stock split has been recorded as of March 31, 1998, by a transfer of $2,251,904 from Capital surplus to common stock, representing $1.00 par value for each additional share issued. All share and per share data has been retroactively restated to reflect the split.

Note 3 Comprehensive Income
---------------------------

In the first quarter, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company has chosen to disclose comprehensive income in a separate statement, in which the components of comprehensive income are displayed net of income taxes. The following table sets forth the related tax effects allocated to each element of comprehensive income for the three months ended June 30, 1998 and 1997:

                                          Three Months Ended June 30, 1998              Six Months Ended June 30, 1998
                                                            Tax                                           Tax
                                         Before-tax      (Expense)     Net-of-Tax      Before-tax      (Expense)       Net-of-Tax
                                           Amount       or Benefit       Amount          Amount        or Benefit        Amount
Unrealized gains (losses)on
securities:
Unrealized holding gains
       arising during period               (78,303)         51,620        (26,683)        (38,163)         14,702         [23,461]
     Less: reclassification
       adjustment for gains
       realized in net income                 1,963         (1,294)           669         (17,334)          6,678         [10,656]
                                       --------------  ---------------  ------------  ---------------  --------------  ----------
Net unrealized (loss) gain                 (76,340)         50,326        (26,014)        (55,497)         21,380         [34,117]
                                       --------------  ---------------  ------------  ---------------  --------------  ----------
Other comprehensive (loss) income          (76,340)         50,326        (26,014)        (55,497)         21,380         [34,117]
                                       --------------  ---------------  -------------  --------------  --------------  ----------

                                          Three Months Ended June 30, 1997              Six Months Ended June 30, 1997
                                                           Tax                                            Tax
                                         Before-tax     (Expense)      Net-of-Tax     Before-tax       (Expense)      Net-of-Tax
                                           Amount       or Benefit       Amount         Amount        or Benefit        Amount
Unrealized gains (losses)on
  securities:
     Unrealized holding gains
       arising during period                 13,936         41,722         55,658         (47,177)         22,338         (24,839)
     Less: reclassification
       adjustment for gains
       realized in net income              (28,333)         11,333        (17,000)        (36,850)         17,448         (19,402)
                                       --------------  ---------------  -------------  --------------  --------------  ----------
Net unrealized gain (loss)                 (14,397)         53,055         38,658         (84,027)         39,786         (44,241)
                                       --------------  ---------------  -------------  --------------  --------------  ----------
Other comprehensive income (loss)          (14,397)         53,055         38,658         (84,027)         39,786         (44,241)
                                       --------------  ---------------  -------------  --------------  --------------  ----------

The following table sets forth the components of accumulated other comprehensive income for the three months ended June 30, 1998 and 1997:


                                        Six Months Ended
                                            June 30,
                                         1998      1997
                                         ----     ----

Beginning balance                      $309,072   $162,869
Unrealized gains on securities, net     (34,117)    19,081
                                       --------   --------

Ending balance                         $274,955   $181,950
                                       --------   --------

Note 4 Investment Securities
----------------------------

The book and approximate market
value of investment securities
at:

                                                 June 30, 1998                  December 31, 1997

                                         Amortized Cost    Market Value   Amortized Cost    Market Value
                                         ---------------  --------------  ---------------  --------------

Available for Sale
------------------

U.S. Treasury securities and
 obligations of U.S. Government
 corporations and agencies                   $11,548,337     $11,780,219      $14,920,070     $15,186,700
State and political subdivision
 obligations                                   8,033,876       8,154,928        4,812,298       4,923,200
Mortgage-Backed Securities                    14,980,349      15,032,869       14,163,181      14,246,600
                                             -----------     -----------      -----------     -----------
                                             $34,562,562     $34,968,016      $33,895,549     $34,356,500
                                             -----------     -----------      -----------     -----------

Held to Maturity
----------------

U.S. Treasury securities and
 obligations of U.S. Government
 corporations and agencies                   $ 9,702,082     $ 9,866,352      $11,958,264     $12,168,400
State and political subdivision
 obligations                                  22,050,715      23,040,344       24,961,440      25,853,700
Mortgage-Backed Securities                     5,235,294       5,256,040        6,189,618       6,220,200
                                             -----------     -----------      -----------     -----------
                                             $36,988,091     $38,162,736      $43,109,322     $44,242,300
                                             -----------     -----------      -----------     -----------

Note 5 Loans
------------

Loans consist of the following:
                                            June-30        December-31
                                             1998             1997
                                            -------         ----------

    Residential real estate               $ 51,745,123      $ 49,158,726
    Commercial real estate                  38,939,529        35,046,889
    Commercial and industrial loans         36,086,807        33,616,025
    Agricultural loans                      30,910,999        31,563,146
    Consumer loans                          15,101,275        10,587,246
                                          ------------      ------------
                                          $172,783,733      $159,972,032
                                          ------------      ------------


An analysis of changes in the
allowance for possible loan losses
is as follows:
                                            June 30,       June 30,
                                              1998           1997
                                            ----------    --------

Balance, beginning of year                  $2,028,600        $1,841,200
Chargeoffs:                                    109,471            95,268
Recoveries:                                     19,023             8,058
Net charge-offs                                 90,448            87,210
                                            ----------        ----------
Additional charges to operations               256,420           162,290
                                            ----------        ----------

Balance, end of period                      $2,194,572        $1,916,280
                                            ==========        ==========
The following table summarized the Company's non-performing loans at the dates indicated.

                                                     June 30,
                                                1998          1997
                                             -------       -------
Non-accruing loans                           753,823       287,350
Accruing loans past due 90 days or more       85,061       252,399
Renegotiated loans                                 0             0

The average balance of impaired loans during the first six months of 1998 was approximately $623,651. At June 30, 1998, the balance of impaired loans and related reserve against that balance was $591,003 and $114,512, respectively. The average balance of impaired loans during the first six months of 1997 was approximately $352,950. At June 30, 1997, the balance of impaired loans and related reserve against the balance was $347,845 and $116,716, respectively. Interest income recognized on impaired loans and interest income recognized on a cash basis was not significant

Note 6 Earnings Per Share
-------------------------

The calculations of basic and diluted earnings per share are as follows:

                                                       Quarter Ended                      Six Month Ended
                                                          June 30,                           June 30,
                                                 1998               1997              1998              1997

Income available to common shareholders           $  773,883         $  768,068        $1,574,159        $1,509,011

  BASIC EARNINGS PER SHARE
   Weighted average shares outstanding             3,289,564          2,806,431         3,287,355         2,797,777
   Basic earnings per share                       $     0.24         $     0.27        $     0.48        $     0.54
                                             ---------------   ----------------   ---------------   ---------------

  DILUTED EARNINGS PER SHARE
   Weighted average shares outstanding             3,289,564          2,806,431         3,287,355         2,797,777
   Dilitive effect of:
     Stock options                                    94,603            102,681            99,379           283,620
   Adjusted weighted average shares
          outstanding                              3,384,167          3,088,179         3,386,832         3,081,397
   Diluted earnings per share                     $     0.23         $     0.25        $     0.46        $     0.49
                                             ---------------   ----------------   ---------------   ---------------

LETCHWORTH INDEPENDENT BANCSHARES CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


June 30, 1998

FINANCIAL CONDITION


Total assets of Letchworth Independent Bancshares Corporation (the "Company") were $266.5 million as of June 30, 1998, an increase of $6.6 million, or 2.52%, above total assets at December 31, 1997. Deposits, the Company's primary source of funds, increased $6.5 million from December 31, 1997, or 2.99%, to $223.7 million at June 30, 1998. The increase in deposits occurred primarily in the certificate of deposit category.

Total loans outstanding as of June 30, 1998 were $170.6 million, which represented an increased by $12.6 million, or 8.01%, over total loans at December 31, 1997. The total loans outstanding is net of loans sold and the allowance for loan losses. The increase of total loans as of June 30, 1998, was the result of the following: Residential real estate loans increased by $2.6 million or 5.26%; commercial real estate loans increased $3.9 million or 11.11%; agricultural loans decreased $.6 million or 2.07%; commercial and industrial loans increased $2.5 million or 7.35%; and consumer loans increased $4.5 million or 42.64%. The increase in consumer loans during the first six month period of 1998, is primarily attributable to the Company's new indirect lending program. This program generates auto loans through relationships with local dealers.

"Potential problem loans" consist of loans which are generally secured and not currently considered nonperforming, but where information about possible credit problems has caused management to have doubts as to the ability of such borrowers to comply with present payment terms. As of June 30, 1998, the Company considers $2,097,0116 to be "potentially problem loans", as described above. Historically, however, only a very small portion of those loans have resulted in actual losses for the Company.

Nonaccrual loans totaled $753,823 as of June 30, 1998, compared to $287,350 as of June 30, 1997. The increase in nonaccrual loans results from several commercial credits being placed in this category during the past twelve months. While this represents a significant increase, the Company is aggressive at identifying and dealing with problem loan situations. Further, management believes that the loan loss allowance is adequate to cover any expected losses.


The Company's shareholders' equity decreased to $31.6 million, a decrease of
 .54% or $.2 million from December 31, 1997. The decrease in shareholders equity is attributed to the repurchase of the Company's common stock, in the form of treasury stock, offset the effect of retained earnings. As of July 31, 1998, the Company had repurchased 73,08shares of common stock at an aggregate purchase price of $18.56

The Risk-based capital ratios are a very good indicator of the Company's financial soundness. As of June 30, 1998, the Company had a Tier 1 capital ratio of 18.57%, a total capital ratio of 19.82%, and a Tier 1 leverage ratio of 11.52%. Each of these ratios compares favorably with the regulatory minimum requirements of 4.00%, 8.00%, and 4.00%, respectively.


Liquidity measures the ability of the Company to meet its maturing obligations and existing commitments, to withstand fluctuations in deposit levels, to fund its operations, and to provide for customer credit needs. At June 30, 1998, the Company sold $2.8 million in federal funds. These funds are available on one day notice to meet upcoming obligations. However, due to the low return available on federal funds, the Company has attempted to minimize the level of federal funds while maintaining adequate daily liquidity. Pursuing this aggressive cash policy may cause the Company to experience a negative excess cash position at certain times. As additional sources of liquidity, the Company may also sell loans on the secondary market or participate large commercial loans with other financial institutions. The Company also utilizes its line of credit with the Federal Home Loan Bank of New York as a short-term and longer-term funding.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997


Net income of $773,883 for the three months ended June 30, 1998 represents an increase of 5,815 or .76%, over the $768,068 earned during the same period ended June 30, 1997. Net income (diluted) per common share and common share equivalent was $.23 for the three months ended June 30, 1998. (See Exhibit 11 of this Quarterly Report on Form 10-QSB) This decrease from the $.25 per share figure for the same period in 1997 was due to an increase in the number of outstanding shares of common stock caused by the exercise of the remainder of outstanding warrants previously issued by the Company.


Net interest income was $3.0 million for the three months ended June 30, 1998, up 5.25% from the $2.8 million earned during the three months ended June 30, 1997. Increased volume in the loan portfolio was the primary reason for the increase in interest income during the second quarter of 1998. Interest expense on deposits increased by $243,033.

The provision for possible loan losses, the charge to earnings for potential credit losses associated with lending activities, was $124,998 for the three months ended June 30, 1998, up 81.98% from the $68,687 provision recorded during the three months ended June 30, 1997. This increase in the provision for possible loan losses in 1998 was in part due to the increase in charge-offs compared with 1997 and with the additional accrual for the increase in loan volume. Gross charge-offs were $109,471 in the second quarter of 1998, compared to $95,268 for the same period last year. Management conducts a periodic evaluation which assigns risk weights for individual loans and different classes of loan groups in determining the adequacy of the reserve. Regulatory examination, historical gross loans, an assessment of prevailing and anticipated economic conditions and other relevant factors are used in this analysis. Management of the Company believes this analysis indicates that the level of the loan loss reserve is adequate to absorb any potential losses inherent in the loan portfolio at June 30, 1998. The allowance for possible loan losses of the Company at June 30, 1998 was $2,194,572 or 1.27% of total loans and is up 8.18% or $165,972 from the allowance at December 31, 1997. Other operating income for the three month period ended June 30, 1998 was 371,393, compared to 301,257 for the same period in 1997. This increase is partially attributed to revisions made in deposit fees and service charges.

Other operating expense for the three month period ended June 30, 1998 was $2,150,426, an increase of 9.2% over the $1,969,289 recorded for the same period in the prior year. The majority of these increases occurred in equipment expense which increased by $60,092 or 34.41%; and salaries and employee benefits expense which increased by $73,230 or 7.14%. The increase in equipment expense was due largely to the increase in maintenance contracts and the addition of the branch office in the Village of Geneseo (See Other Events of Significance in this From 10-QSB). Several new staff positions, as well as an increase in ESOP expense attributed to the rise in the market vale of the Company's stock, account for the increase in salaries and benefits. In addition, the FDIC assessment decreased by $5,501 or 56.37%.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED MARCH 30, 1997

Net income of $1,574,159 for the six months ended June 30, 1998 represents an increase of $65,148 or 4.32%, over the $1,509,011 earned during the same period ended June 30, 1997. Net income (diluted) per common share and common share equivalent was $.46 for the six months ended June 30, 1998. (See Exhibit 11 of this Quarterly Report on Form 10-QSB) Although this represents a decrease when compared to the $.49 per share figure for the same period in 1997, the quarters earnings per share figure was affected by an increase in the number of outstanding shares of common stock due to the exercise of the remainder of outstanding warrants previously issued by the Company.

Net interest income was $5.9 million for the six months ended June 30, 1998, up 5.85% from the $5.6 million earned during the six months ended June 30, 1997. Increased volume in the loan portfolio was the primary reason for the increase in interest income during the first quarter of 1998. Interest expense on deposits increased by $514,427.

The provision for possible loan losses, the charge to earnings for potential credit losses associated with lending activities, was $256,420 for the six months ended June 30, 1998, up 58.00% from the $162,290 provision recorded during the six months ended June 30, 1997. This increase in the provision for possible loan losses in 1998 was in part due to the increase in charge-offs compared with 1997 and with the additional accrual for the increase in loan volume. Gross charge-offs were $109,471 in the first six month period of 1998, as compared to $95,268 for the same period last year. Management conducts a periodic evaluation which assigns risk weights for individual loans and different classes of loan groups in determining the adequacy of the reserve. Regulatory examination, historical gross loans, an assessment of prevailing and anticipated economic conditions and other relevant factors are used in this analysis. Management of the Company believes this analysis indicates that the level of the loan loss reserve is adequate to absorb any potential losses within the loan portfolio. The allowance for possible loan losses of the Company at June 30, 1998 was $2,194,572 or 1.29% of total loans and is up 8.18% or $165,972 from the allowance at December 31, 1997. The allowance for possible loan losses of the Company at June 30, 1997 was $1,916,280 or 1.21% of total loans at December 31, 1997.

Other operating expense for the six month period ended June 30, 1998 was $4,177,463, an increase of 8.86% over the $3,837,539 recorded for the same period in the prior year. The majority of these increases occurred in equipment expense which increased by $87,143 or 22.91%; and salaries and employee benefits expense which increased by $205,103 or 10.29%. The increase in equipment expense was due largely to the increase in maintenance contracts and the addition of the branch office in the Village of Geneseo (See Other Events of Significance in this From 10-QSB). Several new staff positions, in addition to annual compensation increase , account for the increase in salaries and benefits.

NEW ACCOUNTING PRONOUNCEMENTS:

Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" is required to be adopted by January 1, 2000. However, earlier adoption is allowed, beginning on July 1, 1998. In conjunction with adoption of this standard, banks would be allowed another opportunity to transfer investments out of the held-to-maturity category into the available-for-sale category. These instruments would then be available to be used in banks' future hedging activities. The Company is evaluating the effect of adopting this standard.

OTHER EVENTS OF SIGNIFICANCE:


On January 5, 1998, The Bank of Castile opened its 11th office in the village of Geneseo. The office is located in the same building as the U.S. Post Office in the central business district of Geneseo, and is approximately a block form the State University of New York at Geneseo campus. The office is presently meeting management's expectations with almost $4 million in deposits and $2 million in loans.

The Geneseo office also houses the Bank's new "Trust and Investment Department" which was developed in cooperation with the Tompkins County Trust Company of Ithaca, New York. We received approval from the appropriate regulators in the third quarter of 1997 and began offering the services shortly thereafter. The results at this point have far exceeded expectations with about $14 million under management.


During the fourth quarter of 1997, the Board of Directors approved a program to allow for the repurchase of up to $2 Million in Company common stock and warrants. As of June 30, 1998 the Company had repurchased 16,000 warrants at an average price of $26.84 and 73,086 shares at an average price of $18.56. There are no plans at this point to repurchase any further shares under this program. Management of the Company believes that the Company is well positioned to take advantage of growth opportunities that allow the Company to utilize its capital.

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

The latest update to the Bank's core processing system was installed during May 1998. Management believes that this will make the Bank's core system "Year 2000" compliant. The Bank has contacted all other critical vendors to discuss their Year 2000 remediation plans, and management is in the process of reviewing their responses. There are other areas that need to be addressed and management believes that the Company is on target for complete compliance by year end 1998.

The Company presently believes that the Year 2000 problem will not pose significant operational problems or have significant impact on its financial condition, results of operations or cash flows. However, if the third party modification plans are not completed and tested on a timely basis, the Year 2000 issue may have a material impact on the operations of the Company.

The Company has taken a proactive approach to increase Year 2000 compliance of its commercial customers. At a recent seminar held for the Banks commercial customers a representative from the Federal Reserve Bank specifically addressed the Year 2000 compliance issue. Additionally a series of letters regarding Year 2000 compliance were mailed to all commercial customers.

                               OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Shareholders of the Company which was held on May 7, 1998, Stanley J. Harmon was re-elected as a director of the Company for a term of three (3) years, and Patrick J. Dalton was elected as a director of the Company for a term of three (3) years. In addition , the shareholders of the Company (a) approved an amendment to the Certificate of Incorporation of the Company to (i) increase the number of shares of common stock which the Company authorized to issue from 1,500,000 shares to 5,000,000 shares and (ii) change each share of outstanding common stock into three (3) shares of common stock,
(b) approved the Letchworth Independent Bancshares Corporation Stock Option Plan of 1998 and the reservation of 500,000 shares of common stock for issuance thereunder, and (c) elected PriceWaterhouseCoopers, LLP as independent accountants of the Company for the year ending December 31, 1998. Of the total of 1,125,852 shares of common stock outstanding and eligible to vote at the Annual Meeting, 992,110 shares of common stock were voted as follows:

1. Election of Directors:
   ---------------------

    Nominee                              For         Withheld Authority
   --------                              -----        ------------------

    Stanley J. Harmon                  915,092               7,018
    Patrick J. Dalton                  914,592               7,518

2. Proposal to Amend Certificate of Incorporation:
   -----------------------------------------------

    For                                Against               Abstain
   -----                               --------              ---------

    912,961                              3,800               3,831

3. Proposal to Approve and Adopt Letchworth Independent Bancshares Corporation Stock Option Plan of 1998:

    For                                Against               Abstain
   -----                               --------              ---------

    655,329                             41,862              23,806

4. Proposal to Approve Selection of PriceWaterhouseCoopers, LLP:

    For                                Against               Abstain
   -----                               ---------             ---------

    913,183                              4,340               4,587

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

3(c)   Certificate of Amendment of Certificate of Incorporation of Registrant
filed by the New York Department of State on May 2, 1990, incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990 and filed with the Commission on August 9, 1990, and wherein such Exhibit is designed Exhibit (4)b.

3(d)   Certificate of Amendment of Certificate of Incorporation of Registrant
filed by the New York Department of State on May 15,1998.

3(e)   Bylaws of Registrant, as amended by the stockholders of the Registrant at a special meeting of stockholders on July 11, 1989, incorporated by reference to the Registrant's Registration Statement on From S-18 (Reg. No. 33-31149-NY), filed with the Commission on September 2, 1989 and wherein such Exhibit is designated Exhibit 3(c).

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

4(c) Letchworth Independent Bancshares Corporation Stock Option Plan of 1998.

11     Computation of Basic and Diluted Earnings Per Share for the quarter ended
June 30, 1998 is presented on Exhibit 11 of this Report on Form 10-QSB.

(b). The Registrant did not file any current reports on Form 8-K during the quarter ended June 30, 1998.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of      1934, the
    Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 LETCHWORTH INDEPENDENT BANCSHARES CORPORATION


Date 5/8/98                  /s/  James W. Fulmer
     ------                  -----------------------------------
                             James W. Fulmer
                             President & Chief Executive Officer


Date 5/8/98                  /s/  Steven C. Lockwood
     ------                  -----------------------------------
                             Steven C. Lockwood
                             Treasurer & Chief Financial Officer