Form 10QSB
period 1998-09-30
LETCHWORTH INDEPENDENT BANCSHARES CORP
filed 1998-11-16
CIK 723323

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ____________

                        Commission File Number: 0-18533
                                                --------

                 LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
            -------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        New York                                   16-1168175
     --------------------------------------------------------
  (State or other jurisdiction of            (I.R.S. Employer incorporation or
                   organization)          Identification No.)

       50 North Main Street  Box 129  Castile  NY    14427    (Address of
       -----------------------------------------------------
principal executive offices)      (Zip Code)


                                (716) 493-2576
                                --------------
              Registrant's telephone number, including area code)

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

  Y Yes       No
---------  ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                Outstanding as of October 30, 1998
-------------------------------------------------------------------
     Common Stock, $1.00 per share        3,389,150 shares

Transitional Small Business Disclosure Format (Check One):
     Yes__ No X
              -

LETCHWORTH INDEPENDENT BANCSHARES CORPORATION

                 LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
                 ---------------------------------------------
                      CONSOLIDATED STATEMENT OF CONDITION
                      -----------------------------------
                                  (UNAUDITED)
                                  -----------


                                                                            September 30,               December 31,
                                                                                 1998                       1997
                                                                      --------------------------  ------------------------
               Assets
               ------

Cash and due from banks                                                            $ 11,612,245              $ 10,863,023
Federal funds sold                                                                   14,950,000                 1,550,000
Securities available for sale,                                                       65,614,621                34,356,500
Securities held to maturity, market value of                                                  -
  $44,242,300 at December 31, 1997                                                                             43,109,322
Other securities                                                                      2,083,501                 1,702,331
Loans, net of allowance for loan losses of
  $2,293,312 and $2,028,600, respectively                                           178,430,421               157,943,432
Accrued interest receivable                                                           2,010,276                 1,740,101
Premises and equipment, net                                                           6,458,655                 6,419,871
Other assets                                                                          1,824,335                 2,254,116
                                                                                   ------------              ------------

      Total Assets                                                                 $282,984,054              $259,938,696
                                                                                   ------------              ------------


Liabilities and Shareholders' Equity
------------------------------------

Deposits:
   Noninterest-bearing                                                             $ 29,159,271              $ 32,083,730
   Interest-bearing                                                                 208,994,989               185,121,594
                                                                                   ------------              ------------
       Total deposits                                                              $238,154,260              $217,205,324

Securities sold under agreements to repurchase                                        2,027,984                 1,673,911
Accrued interest payable                                                              1,019,557                   810,382
Accrued taxes and other liabilities                                                     981,451                   677,005
Advances from Federal Home Loan Bank                                                  7,538,819                 7,812,302
                                                                                   ------------              ------------
       Total Liabilities                                                           $249,722,071              $228,178,924
                                                                                   ------------              ------------

Shareholders' equity:
  Common stock, par value $1.00 per share,
  5,000,000 and 1,500,000 shares authorized,
  respectively and 3,389,150 and 1,124,852 shares issued,
   respectively                                                                    $  3,389,150              $  1,124,852
  Capital surplus                                                                    12,320,556                14,436,634
  Retained earnings                                                                  18,065,621                16,428,534
  Treasury stock at cost (74,731 and 0
   shares,respectively)                                                              (1,379,351)                        0
  Unearned employee stock ownership plan shares                                        (490,654)                 (539,320)
  Accumulated other comprehensive income                                              1,356,661                   309,072
                                                                                   ------------              ------------
         Total shareholders' equity                                                $ 33,261,983              $ 31,759,772
                                                                                   ------------              ------------

Total Liabilities and Shareholders' Equity                                         $282,984,054              $259,938,696
                                                                                   ------------              ------------

   The accompanying notes are an integral part of these financial statements

                 LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
                 CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                          Three Months Ended                          Nine Months Ended
                                                                Sept 30,                                   Sept 30,
                                                        1998                 1997                    1998                    1997
Interest Income:
  Interest and fees on loans                        $4,232,393           $3,706,521             $12,152,986             $10,778,945
  Interest on investment securities
     Taxable                                           599,791              810,070               2,101,898               2,446,266
     Tax-exempt                                        363,037              312,811               1,142,085                 939,284
  Interest on federal funds sold                       105,158               92,647                 205,636                 217,480
                                                 -------------        -------------           -------------          --------------
Total interest income                               $5,300,379           $4,922,049             $15,602,605             $14,381,975

Interest on deposits and advances                    2,206,578            2,063,939               6,574,577               5,917,511
                                                 -------------        -------------           -------------          --------------

Net interest income                                 $3,093,801           $2,858,110             $ 9,028,028             $ 8,464,464
Provision for possible loan losses                     121,831               87,151                 378,251                 249,441
                                                 -------------        -------------           -------------          --------------
   Net interest income after
   provision for possible loan losses               $2,971,970           $2,770,959             $ 8,649,777             $ 8,215,023
                                                 -------------        -------------           -------------          --------------

Other operating income:
  Service charges on deposit accounts               $  256,526           $  254,653             $   798,236             $   720,264
  Other charges and fees                                44,940               24,309                 101,890                  65,996
  Other operating income:                              119,134               77,806                 230,784                 152,837
  Net gains on sales of
    loans and investment securities                     44,734                    -                  65,639                  37,657
                                                 -------------        -------------           -------------          --------------

Total other operating income                        $  465,334           $  356,768             $ 1,196,549             $   976,754
                                                 -------------        -------------           -------------          --------------

Other operating expenses:
  Salaries and employee benefits                    $1,209,074           $1,041,144             $ 3,406,964             $ 3,033,931
  Occupancy expense                                    125,998              117,647                 390,486                 374,024
  Printing and supplies                                 72,238               62,390                 212,791                 211,042
  Equipment expense                                    213,197              187,980                 680,786                 568,426
  FDIC assessment                                        9,693                6,054                  29,445                  25,099
  Other operating expenses                             532,667              495,930               1,619,858               1,536,162
                                                 -------------        -------------           -------------          --------------
Total other operating expense                       $2,162,867           $1,911,145             $ 6,340,330             $ 5,748,684

Income before income taxes                           1,274,437            1,216,582               3,505,996               3,443,093
Provision for income taxes                             409,200              392,500               1,066,600               1,110,000
                                                 -------------        -------------           -------------          --------------

Net Income                                          $  865,237           $  824,082             $ 2,439,396             $ 2,333,093
                                                 =============        =============           =============          ==============

Basic earnings per share                                 $0.27                $0.29                   $0.75                   $0.83
Diluted earnings per share                               $0.26                $0.26                   $0.73                   $0.75

   The accompanying notes are an integral part of these financial statements

                 LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
          CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

                                                              Three Months Ended                          Nine Months Ended
                                                                  Sept 30,                                     Sept 30,
                                                           1998                 1997                    1998                 1997
Net Income                                           $  865,237             $824,082              $2,439,396           $2,333,093
Other comprehensive income, net of tax:
Unrealized gains on securities:
     Unrealized holding gains (losses)
           arising during period                      1,112,317               33,921               1,088,856                9,082
     Less: reclassification adjustments
           for gains included in net
           income                                       (30,611)              (6,958)                (41,267)             (26,360)
                                                    -----------            ---------           -------------          -----------
Other comprehensive income, net of tax:               1,081,706               26,963               1,047,589              (17,278)
                                                    -----------            ---------           -------------          -----------
Comprehensive income                                 $1,946,943             $851,045              $3,486,985           $2,315,815
                                                    ===========            =========           =============          ===========

    The accompanying notes are an integral part of these financial statement

                 LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
                 ---------------------------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                                  (UNAUDITED)
                                  -----------

                                                                                                       Nine Months Ended
                                                                                                         September  30,
                                                                                                1998                        1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                              $  2,439,396                $  2,333,093
   Adjustments to reconcile net income to
    net cash provided by operating activities-
     Depreciation and amortization                                                              644,087                     632,634
     Provision for possible loan losses                                                         378,251                     249,441
     ESOP compensation expense                                                                  118,216                     112,584
     Gain on sale of investments                                                                (60,697)                    (37,657)
     Gain on sale of loans                                                                       (4,942)                   (213,771)
     Increase in interest receivable                                                           (270,175)
     Increase in other assets                                                                  (228,695)                   (150,519)
     Increase in interest payable                                                               209,175                      94,816
     Increase(decrease) in accrued taxes
      and other liabilities                                                                     304,446                    (486,915)
                                                                                         --------------              --------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                                               $  3,529,062                $  2,533,706
                                                                                         --------------              --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of securities-available
      for sale                                                                             $  5,275,596                $  4,028,594
   Proceeds from calls and maturities of securities:
      Available for sale                                                                     18,561,794                  14,625,145
   Proceeds from sale of loans                                                                  789,112                     340,250
   Purchases of securities:
      Held to maturity                                                                                -                  (5,470,057)
      Available for sale                                                                    (10,705,131)                (11,650,995)
   Net increase in loans                                                                    (21,649,410)                 (7,871,030)
   Expenditures for capital assets                                                             (578,337)                   (887,722)
                                                                                         --------------              --------------
   NET CASH (USED IN)PROVIDED BY INVESTING ACTIVITIES                                      $ (8,306,376)               $ (6,885,775)
                                                                                         --------------              --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in demand deposits, NOW
    accounts and money market accounts                                                     $  3,039,950                $  4,952,637
  Net increase in time deposits                                                              17,908,986                   9,456,489
  Repayment FHLB borrowings                                                                    (273,483)                   (291,725)
  Exercise of options and warrants                                                               78,670                     326,650
  Purchase of treasury stock                                                                 (1,379,351)                          -
  Net purchase agreements                                                                       354,073                     378,949
  Dividends paid                                                                               (802,309)                   (573,340)
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                      $ 18,926,536                $ 14,249,660
                                                                                         --------------              --------------

Net increase in cash and cash equivalents                                                  $ 14,149,222                $  9,897,591
Cash and cash equivalents, beginning of year                                                 12,413,023                  11,565,746
                                                                                         --------------              --------------
Cash and cash equivalents, end of quarter                                                  $ 26,562,245                $ 21,463,337
                                                                                         ==============              ==============

Interest paid                                                                              $  2,415,753                $  5,822,695
Income taxes paid                                                                          $    850,000                $    740,003

    The accompanying notes are an integral part of these financial statement

                 LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
                 ---------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL INFORMATION
                  -------------------------------------------

                               September 30, 1998
                               ------------------

Note 1 Basis of Presentation
----------------------------

The unaudited interim financial information includes the accounts of Letchworth Independent Bancshares Corporation and its subsidiary, The Bank of Castile. The financial information has been prepared in accordance with the Summary of Significant Accounting Policies as outlined in the Company's Form 10-KSB for the year ended December 31, 1997 and, in the opinion of management contains all adjustments necessary to present fairly the Company's financial position as of September 30, 1998 and December 31, 1997, the results of its operations for the three and nine month periods ended September 30, 1998 and 1997, respectively, and its cash flows for the nine month periods ended September 30, 1998 and 1997, respectively.

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


NEW ACCOUNTING PRONOUNCEMENTS:


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

Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" is required to be adopted for fiscal years beginning after December 15,1997. As a result, this standard will be initially adopted effective with issuance of the Company's Annual Report filings for December 31, 1998. This Statement requires that financial and descriptive information be disclosed about the Company's operating segments based on how the chief operating decision maker internally evaluates the performance of these business units and decides how to allocate corporate resources.

Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is required to be adopted for all fiscal quarters beginning after June 15, 1999. Earlier adoption is permitted at the beginning of any quarter, commencing on July 1, 1998. Accordingly, Letchworth Independent Bancshares Corporation chose early adoption for SFAS No. 133, as of July 1, 1998. There were no derivative instruments held by the Company that had to be marked to market value as a result of this early adoption. In connection with the adoption of SFAS No. 133, companies are allowed a one-time opportunity to shift any or all of the held-to-maturity
portfolio into the available-for-sale portfolio.   In adopting SFAS No. 133,
Letchworth Independent Bancshares Corporation chose to move its entire held-to-maturity portfolio into its available-for-sale portfolio as of July 1, 1998. SFAS No. 133 prohibits selling securities for ninety days that have been moved into the available-for-sale portfolio

Note 3 Comprehensive Income
---------------------------

In the first quarter, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company has chosen to disclose comprehensive income in a separate statement, in which the components of comprehensive income are displayed net of income taxes. The following table sets forth the related tax effects allocated to each element of comprehensive income for the three months ended September 30, 1998 and 1997:

                                       Three Months Ended Sept 30, 1998                Nine Months Ended Sept 30, 1998
                                                        Tax                                             Tax
                                     Before-tax      (Expense)     Net-of-Tax        Before-tax      (Expense)       Net-of-Tax
                                       Amount        or Benefit      Amount            Amount        or Benefit        Amount
Unrealized gains (losses)on
securities:
Unrealized holding gains
       arising during period             1,639,694       (527,377)     1,112,317         1,601,531       (512,675)       1,088,856
     Less: reclassification
       adjustment for gains
       realized in net income              (43,363)        12,752        (30,611)          (60,697)        19,430          (41,267)
                                   ---------------  -------------  -------------   ---------------   ------------    -------------
Net unrealized (loss) gain               1,596,331       (514,625)     1,081,706         1,540,834       (493,245)       1,047,589
                                   ---------------  -------------  -------------   ---------------   ------------    -------------
Other comprehensive (loss) income        1,596,331       (514,625)     1,081,706         1,540,834       (493,245)       1,047,589
                                   ---------------  -------------  -------------   ---------------   ------------    -------------

                                       Three Months Ended Sept 30, 1997                Nine Months Ended Sept 30, 1997
                                                        Tax                                             Tax
                                     Before-tax      (Expense)     Net-of-Tax        Before-tax      (Expense)       Net-of-Tax
                                       Amount        or Benefit      Amount            Amount        or Benefit        Amount
Unrealized gains (losses)on
  securities:
     Unrealized holding gains
       arising during period               60,152       (26,231)       33,921         12,975           (3,893)          9,082
     Less: reclassification
       adjustment for gains
       realized in net income                (807)       (6,151)       (6,958)       (37,657)          11,297         (26,360)
                                    -------------    ----------    ----------      ---------       ----------      ----------
Net unrealized gain (loss)                 59,345       (32,382)       26,963        (24,682)           7,404         (17,278)
                                    -------------    ----------    ----------      ---------       ----------      ----------
Other comprehensive income (loss)          59,345       (32,382)       26,963        (24,682)           7,404         (17,278)
                                    -------------    ----------    ----------      ---------       ----------      ----------

The following table sets forth the components of accumulated other comprehensive income for the three months ended September 30, 1998 and 1997:

                                        Nine Months Ended
                                            Sept 30,
                                          1998       1997
                                          ----       ----
Beginning balance                      $  309,072  $162,869
Unrealized gains on securities, net     1,047,589   (17,278)
                                       ----------  --------

Ending balance                         $1,356,661  $145,591
                                       ----------  --------

Note 4 Investment Securities
----------------------------

The book and approximate market
value of investment securities
at:

                                                                        Sept 30, 1998                Decemebr 31, 1997
                                                                 Amortized Cost  Market Value  Amortized Cost  Market Value
                                                                 --------------  ------------  --------------  ------------
Available for Sale
------------------

U.S. Treasury securities and
 obligations of U.S. Government
 corporations and agencies                                        $16,744,067   $17,109,667     $14,920,070   $15,186,700
State and political subdivision
 obligations                                                       29,741,982    31,173,435       4,812,298     4,923,200
Mortgage-Backed Securities                                         17,066,088    17,331,519      14,163,181    14,246,600
                                                                  -----------   -----------     -----------   -----------
                                                                  $63,552,137   $65,614,621     $33,895,549   $34,356,500
                                                                  -----------   -----------     -----------   -----------

Held to Maturity
----------------

U.S. Treasury securities and
obligations of U.S. Government
 corporations and agencies                                                  0             0     $11,958,264   $12,168,400
State and political subdivision
 obligations                                                                0             0      24,961,440    25,853,700
Mortgage-Backed Securities                                                  0             0       6,189,618     6,220,200
                                                                            -             -     -----------   -----------
                                                                            0             0     $43,109,322   $44,242,300
                                                                            -             -     -----------   -----------

Note 5 Loans
------------

LOANS CONSIST OF THE FOLLOWING:

                                                         September-30            December-31
                                                             1998                    1997
                                                     ---------------------  ----------------------
    Residential real estate                                   $ 53,851,646            $ 49,158,726
    Commercial real estate                                      39,390,467              35,046,889
    Commercial and industrial loans                             37,126,118              33,616,025
    Agricultural loans                                          32,608,835              31,563,146
    Consumer loans                                              17,746,667              10,587,246
                                                              ------------            ------------
                                                              $180,723,733            $159,972,032
                                                              ------------            ------------

An analysis of changes in the
allowance for possible loan losses
is as follows:

                                                         September 30,          September 30,
                                                             1998                    1997
                                                     ---------------------  ----------------------
Balance, beginning of year                                      $2,028,600              $1,841,200
Chargeoffs:                                                        142,004                 165,898
Recoveries:                                                         28,465                  16,554
Net charge-offs                                                    113,539                 149,344
                                                                ----------              ----------
Additional charges to operations                                   378,251                 249,441
                                                                ----------              ----------

Balance, end of period                                          $2,293,312              $1,941,297
                                                                ==========              ==========

The following table summarized the Company's non-performing loans at the dates indicated.

                                            September 30,
                                            1998     1997
                                           -------  -------
Non-accruing loans                         642,551  264,399
Accruing loans past due 90 days or more    327,243  174,566
Renegotiated loans                               0        0

The average balance of impaired loans during the first nine months of 1998 was approximately $613,438. At September 30, 1998, the balance of impaired loans and related reserve against that balance was $593,011 and $170,256, respectively. The average balance of impaired loans during the first nine months of 1997 was approximately $390,523. At September 30, 1997, the balance of impaired loans and related reserve against the balance was $445,669 and $76,870, respectively. Interest income recognized on impaired loans and interest income recognized on a cash basis was not significant

Note 6 Earnings Per Share
-------------------------

The calculations of basic and diluted earnings per share are as follows:

                                                                   Quarter ended              Nine Month Ended
                                                                      Sept 30,                    Sept 30,
                                                                  1998        1997             1998         1997
Income available to common shareholders                       $  865,237   $  824,082      $2,439,396    $2,333,093

  BASIC EARNINGS PER SHARE
   Weighted average shares outstanding                         3,250,168    2,823,603       3,269,064     2,806,453
   Basic earnings per share                                   $     0.27   $     0.29      $     0.75    $     0.83
                                                              ----------   ----------      ----------    ----------

  DILUTED EARNINGS PER SHARE
   Weighted average shares outstanding                         3,250,168    2,823,603       3,269,064     2,806,453
   Dilitive effect of:
     Stock options                                                84,146      313,857          94,367       288,849
   Adjusted weighted average shares
          outstanding                                          3,334,314    3,137,460       3,363,431     3,095,302
   Diluted earnings per share                                 $     0.26   $     0.26      $     0.73    $     0.75
                                                              ----------   ----------      ----------    ----------

LETCHWORTH INDEPENDENT BANCSHARES CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 1998

FINANCIAL CONDITION


Total assets of Letchworth Independent Bancshares Corporation (the "Company") were $282.9 million as of September 30, 1998, an increase of $23.0 million, or 8.87%, above total assets at December 31, 1997. Deposits, the Company's primary source of funds, increased $20.9 million from December 31, 1997, or 9.64%, to $238.1 million at September 30, 1998. September's deposit surge has temporarily increased the Company's liquidity, but has provided the flexibility to take advantage of current market opportunities. The increase in deposits occurred primarily in the certificate of deposit category.

Total loans outstanding as of September 30, 1998 were $178.4 million, which represented an increase of $20.5 million, or 12.97%, over total loans at December 31, 1997. The total loans outstanding is net of loans sold and the allowance for possible loan losses. The increase of total loans as of September 30, 1998, was the result of the following: Residential real estate loans increased by $4.7 million or 9.55%; commercial real estate loans increased $4.3 million or 12.39%; agricultural loans decreased $1.0 million or 3.31%; commercial and industrial loans increased $3.5 million or 10.44%; and consumer loans increased $7.2 million or 67.62%. The increase in consumer loans during the first nine month period of 1998, is primarily attributable to the Company's new indirect lending program. This program generates auto loans through relationships with local dealers.

Nonaccrual loans totaled $642,551 as of September 30, 1998, compared to $264,339 as of September 30, 1997. The increase in nonaccrual loans results from several commercial credits being placed in this category during the past twelve months. While this represents a significant increase, the Company is aggressive at identifying and dealing with problem loan situations. Further, management believes that the loan loss allowance is adequate to cover any expected losses. "Potential problem loans" consist of loans which are generally secured and not currently considered nonperforming, but where information about possible credit problems has caused management to have doubts as to the ability of such borrowers to comply with present payment terms. As of September 30, 1998, the Company considers $1,997,206 to be "potentially problem loans", as described above. Historically, however, only a very small portion of those loans have resulted in actual losses for the Company.

Total deposits as of September 30, 1998 were $238.2 million, which represented an increase of $20.9 million over total deposits as of December 31, 1997. The increase in deposits over this period occurred in the interest-bearing category. Specifically, certificates of deposit increased by $15.7 million during this period. Historically, the end of September is a time of increased deposits for our school district customers, with the collection of school taxes. This is the most significant reason for the increase in certificates of deposit. Money market deposit accounts also increased by $3.7 million during this period. September's deposit surge has temporarily increased the Company's liquidity, but has provided the flexibility to take advantage of current market opportunities


The Company's shareholders' equity increased to $33.3 million, an increase of 4.73% or $1.5 million from December 31, 1997. The increase in shareholders equity was due to net income but was moderated by the repurchase of 74,731 shares of the Company's common stock, in the form of treasury stock. These shares were purchased at a total cost of $1,379,351, for an average price of $18.46 per share.

The Risk-based capital ratios are a very good indicator of the Company's financial soundness. As of September 30, 1998, the Company had a Tier 1 capital ratio of 17.96%, a total capital ratio of 19.21%, and a Tier 1 leverage ratio of 11.65%. Each of these ratios compares favorably with the regulatory minimum requirements of 4.00%, 8.00%, and 4.00%, respectively.


RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

Net income of $865,237 for the three months ended September 30, 1998 represents an increase of 41,155 or 4.99%, over the $824,082 earned during the same period ended September 30, 1997. Net income (diluted) per common share and common share equivalent was $.26 for the three months ended September 30, 1998. (See Exhibit 11 of this Quarterly Report on Form 10-QSB) This total remained unchanged from the same period in 1997. The increase in income for the third quarter of 1998 was offset by the increase in outstanding shares attributed to the exercise of warrants through December 31, 1997.


Net interest income was $3.1 million for the three months ended September 30, 1998, up 8.25% from the $2.9 million earned during the three months ended September 30, 1997. Increased volume in the loan portfolio was the primary reason for the increase in interest income during the second quarter of 1998. Interest expense on deposits increased by $142,639.

The provision for possible loan losses, the charge to earnings for potential credit losses associated with lending activities, was $121,831 for the three months ended September 30, 1998, up 39.79% from the $87,151 provision recorded during the three months ended September 30, 1997. Gross charge-offs were $142,004 in the third quarter of 1998, compared to $165,898 for the same period last year. Management conducts a periodic evaluation which assigns risk weights for individual loans and different classes of loan groups in determining the adequacy of the reserve. Regulatory examination, historical gross loans, an assessment of economic conditions and other relevant factors are used in this analysis. Management of the Company believes this analysis indicates that the level of the loan loss reserve is adequate to absorb any potential losses inherent in the loan portfolio at September 30, 1998. The allowance for possible loan losses of the Company at September 30, 1998 was $2,293,312 or 1.27% of total loans and is up 13.05% or $264,712 from the allowance at December 31, 1997. Other operating income for the three month period ended September 30, 1998 was 465,334, compared to 356,768 for the same period in 1997. This increase is partially attributed to revisions made in deposit fees and service charges.

Other operating expense for the three month period ended September 30, 1998 was $2,162,867, an increase of 13.17% over the $1,911,145 recorded for the same period in the prior year. The majority of these increases occurred in equipment expense which increased by $25,217 or 13.41%; and salaries and employee benefits expense which increased by $167,930 or 16.13%. The increase in equipment expense was due largely to the increase in maintenance contracts and the addition of the branch office in the Village of Geneseo (See Other Events of Significance in this From 10-QSB). Several new staff positions, as well as an increase in ESOP expense attributed to the rise in the market value of the Company's common stock, account for the increase in salaries and benefits.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Net income of $2,439,396 for the nine months ended September 30, 1998 represents an increase of $106,303 or 4.56%, over the $2,333,093 earned during the same period ended September 30, 1997. Net income (diluted) per share was $.73 for the nine months ended September 30, 1998. (See Exhibit 11 of this Quarterly Report on Form 10-QSB) Although this represents a decrease when compared to the $.75 per share figure for the same period in 1997, the earnings per share figure for this quarter was affected by an increase in the number of outstanding shares of common stock due to the exercise of the remainder of outstanding warrants through December 31, 1997, which had previously been issued by the Company.

Net interest income was $9.0 million for the nine months ended September 30, 1998, up 6.66% from the $8.5 million earned during the nine months ended September 30, 1997. Increased volume in the loan portfolio was the primary reason for the increase in interest income during the first quarter of 1998. Interest expense on deposits increased by $657,066.

The provision for possible loan losses, the charge to earnings for potential credit losses associated with lending activities, was $378,251 for the nine months ended September 30, 1998, up 51.64% from the $249,441 provision recorded during the nine months ended September 30, 1997. Gross charge-offs were $142,004 in the first nine month period of 1998, as compared to $165,528 for the same period last year. Management conducts a periodic evaluation which assigns risk weights for individual loans and different classes of loan groups in determining the adequacy of the reserve. Regulatory examination, historical gross loans, an assessment economic conditions and other relevant factors are used in this analysis. Management of the Company believes this analysis indicates that the level of the loan loss reserve is adequate to absorb any potential losses within the loan portfolio. The allowance for possible loan losses of the Company at September 30, 1998 was $2,293,312 or 1.27% of total loans and is up 13.05% or $264,712 from the allowance at December 31, 1997. The allowance for possible loan losses of the Company at September 30, 1997 was $1,941,297 or 1.26% of total loans.

Other operating expense for the nine month period ended September 30, 1998 was $6,340,330, an increase of 10.29% over the $5,748,684 recorded for the same period in the prior year. The majority of these increases occurred in equipment expense which increased by $112,360 or 19.77%; and salaries and employee benefits expense which increased by $373,033 or 12.30%. The increase in equipment expense was due largely to the increase in maintenance contracts and the addition of the branch office in the Village of Geneseo (See Other Events of Significance in this From 10-QSB). Several new staff positions, in addition to annual compensation increase , account for the increase in salaries and benefits. Other operating expenses were $1,619,858 for the nine months ended September 30, 1998, an increase of $83,696 over the same period in 1997. Several items caused this increase. Auto finder fees, related to the new indirect lending program, increased by $33,345. Subscriptions increased by $19,422. Telephone expense increased by $25,286. The increase in telephone expense is primarily the result of the bank's new branch in Geneseo, as well as the new Trust Department operation.



OTHER EVENTS OF SIGNIFICANCE:

On January 5, 1998, The Bank of Castile opened its 11th office in the village of Geneseo. The office is presently meeting management's expectations with over $5 million in deposits and $4 million in loans.

The Geneseo office also houses the Bank's new "Trust and Investment Department" which was developed in cooperation with the Tompkins County Trust Company of Ithaca, New York. We received approval from the appropriate regulators in the third quarter of 1997 and began offering the services shortly thereafter. The results at this point continue to exceed expectations.


During the fourth quarter of 1997, the Board of Directors approved a program to allow for the repurchase of up to $2 Million in Company common stock and warrants. As of September 30, 1998 the Company had repurchased 74,731 shares at an average price of $18.46. Together with the purchase of warrants during the fourth quarter of 1997, the Company has spent $1,808,851 out of the total that was authorized. There are no plans at this point for further expansion of this repurchase program. Management of the Company believes that the Company is well positioned to take advantage of growth opportunities that allow the Company to utilize its capital.

YEAR 2000 PROJECT

The Year 2000 issue concerns the potential impact of historic computer software code that only utilizes two digits to represent the calendar year (e.g. "98" for "1998"). Software so developed, and not corrected, could produce inaccurate or unpredictable results commencing upon January 1, 2000, when current and future dates present a lower two digit year number than dates in the prior century. The Company, similar to most financial services providers, is significantly subject to the potential impact of the Year 2000 issue due to the nature of financial information. Potential impacts to the Company may arise from software, computer hardware, and other equipment both within the Company's direct control and outside of the Company's ownership, yet with which the Company electronically or operationally interfaces. Financial institution regulators have intensively focused upon Year 2000 exposures, issuing guidance concerning the responsibilities of senior management and directors. Year 2000 testing and certification is being addressed as a key safety and soundness issue in conjunction with regulatory exams.

In May 1997, the Federal Financial Institutions Examination Council ("FFIEC") Issued an interagency statement to the chief executive officers of all federally supervised financial institutions regarding Year 2000 project management awareness. The FFIEC has highly prioritized Year 2000 compliance in order to avoid major disruptions to the operations of financial institutions and the country's financial systems when the new century results in two digit dates for the year being below the prior year's value. The FFIEC statement provides guidance to financial institutions, providers of data services, and all examining personnel of the federal banking agencies regarding the Year 2000 issue. The federal banking agencies have been conducting Year 2000 compliance examinations, and the failure to implement an adequate Year 2000 program can be identified as an unsafe and unsound banking practice.

The Board of Directors assigned responsibility for the Year 2000 project to the standing Risk Committee with the Vice President, Manager of Information Services as coordinator. Furthermore, the five step approach recommended by the FFIEC was adopted as the project guideline:

1.  Awareness
2.  Assessment
3.  Renovation
4.  Validation
5.  Implementation

The first two stages were substantially completed during the third quarter of 1997. The second phase included the identification of all processes, hardware and software, as well as, interdependencies impacting operations. An inventory of these items was assembled, priorities established and resources allocated to complete the necessary modifications to minimize the Company's exposure.

Because the Company does not have any "in house" programming, but instead utilizes the services of outside software packages, the renovation stage became more of a monitoring project to insure our systems utilized were compliant. During the past year the following major systems were upgraded to Year 2000 compliant versions:


     Core Processing System                      May 21, 1998
     Direct Deposit/Automated Clearing House     August 27, 1997
     Item Processing System                      October 9, 1998

Currently, all other identified mission critical processes are on schedule to be ready by December 31, 1998.

During the validation stage, each system is being tested to determine it correctly processes data for thirteen dates which have been identified by the regulators as crucial. The core processing system has thus far been successfully tested through the December 31, 1999, test date. The remainder of the test dates for this and the other mission critical items will be completed by March 31, 1999. Validation for the non-critical processes are scheduled to be completed by June 30, 1999.


The Company has initiated formal communications with all of its significant suppliers, utility providers, and customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company is requesting that third party vendors represent their products and services to be Year 2000 compliant and that they have a program to test for that compliance. However, the response of certain third parties is beyond the control of the Company. The Company has developed contingency plans, to address anticipated worst case scenarios. Contingency plans may include increasing liquidity levels, adjusting facility shut-down and start-up schedules, and other appropriate measures. Once developed, contingency plans and related cost estimates will be continually refined as additional information becomes available. At this time the Company cannot, however, estimate the additional cost, if any, that might develop from such contingency plans. The Company is prepared to curtail credit availability to customers identified as having material exposure to the Year 2000 issue. However, the Company's ability to exercise such curtailment may be limited by various factors, including existing legal agreements and potential concerns regarding lender liability.

The Company's total Year 2000 estimated project cost, which is based upon currently available information, includes expenses for the review and testing of third parties, including government entities. However, there can be no guarantee that the hardware, software, and systems of such third parties will be without unfavorable Year 2000 issues and therefore not present a material adverse impact upon the Company.

Year 2000 compliance costs incurred during fiscal 1998 totaled approximately $17,000, the majority of which was related to external consulting. This figure does not include the implicit costs associated with the reallocation of internal staff hours to Year 2000 project related efforts. At this time, management currently estimates additional Year 2000 compliance costs, which are expenses on a current period basis, at approximately $140,000. This estimate does not include normal ongoing costs for computer hardware (including ATM's) and software that would be replaced in the next year even without the presence of the Year 2000 issue in conjunction with the Company's ongoing programs for updating its delivery infrastructure. The aforementioned Year 2000 project cost estimate may change as the Company progresses in its Year 2000 program and obtains additional information associated with and conducts further testing concerning third parties. At this time, no significant projects have been delayed as a result of the Company's Year 2000 effort.

Despite the Company's activities in regards to the Year 2000 issue, there can be no assurance that partial or total systems interruptions or the costs necessary to update hardware and software would not have a material adverse effect upon the Company's business, financial condition, results of operations, and business prospects.

Recovery under existing insurance policies would be available depending upon the circumstances of a Year 2000 related event and the type of facility involved. Generally, no recovery would be available in the event of an orderly shutdown which does not result in damage to the facility. Potential recoveries in the event of facility damage, including business interruption, However, would be subject to deductibles.

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

                               OTHER INFORMATION

ITEM 4(c)Letchworth Independent Bancshares Corporation Stock Option Plan of 1998


                 LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
                           STOCK OPTION PLAN OF 1998


     1.  Purpose.  THE LETCHWORTH INDEPENDENT BANCSHARES CORPORATION STOCK
         -------
OPTION PLAN OF 1998 (hereinafter referred to as the "Plan") is designed to attract the best available personnel for positions of substantial responsibility and to furnish additional incentive to officers and key employees of LETCHWORTH INDEPENDENT BANCSHARES CORPORATION (hereinafter referred to as the "Company"), or THE BANK OF CASTILE, the Company's wholly-owned subsidiary, upon whose efforts the successful conduct of the business of the Company largely depends, by encouraging such officers and key employees to acquire a proprietary interest in the Company or to increase the same. This purpose will be effected through the granting of options to purchase the common stock of the Company which will be either "Incentive Stock Options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended to date (hereinafter referred to as the "Code") or Non-Statutory Stock Options (which shall not qualify under
Section 422 of the Code) on the terms provided herein. Hereinafter the term "option" shall be deemed to refer to either Incentive Stock Options or Non-Statutory Stock Options as the context requires, unless specific reference is made to Incentive Stock Options.

     2.  Eligibility.  The persons eligible to receive options under this Plan
         -----------
shall be such officers and key employees of the Company as the Board of Directors of the Company shall select from time to time; provided, however, that all options must be approved by the Option Committee. The Option Committee shall be composed solely of two (2) or more "Non-Employee Directors," as that term is defined in Rule 16b-3(b)(3)(i) promulgated under Section 16 of the Securities Exchange Act of 1934, as amended. Directors who are not otherwise officers or employees of the Company shall not be eligible to receive options under the Plan. All references in this Plan to employees of the Company shall include the officers and key employees of any parent or subsidiary of the Company, as those terms are defined in Section 424 of the Internal Revenue Code.

     3.  Stock Subject to Options.  Subject to the provisions of Section 11
         ------------------------
hereof, options may be granted under this Plan for up to 500,000 shares of the common stock, par value $1.00 per share, of the Company (hereinafter referred to as "Shares"), which Shares may, in the discretion of the Board of Directors of the Company, consist either in whole or in part of authorized but unissued shares of common stock or shares of common stock held in the treasury of the Company. Any Shares subject to an option that expires or terminates unexercised as to such Shares for any reason whatsoever, shall continue to be available for options under this Plan.

     4.  Effective Date.  The effective date of this Plan shall be January 15,
         --------------
1998, the date that the Plan was adopted by the Board of Directors of the Company; provided, however, that the effectiveness of the Plan shall be subject to and contingent upon the approval by the stockholders of the Company within twelve (12) months of the date that this Plan is so adopted by the Board of Directors.

     5.  Terms and Conditions of Options.  Each option granted by the Option
         -------------------------------
Committee on behalf of the Board of Directors pursuant to this Plan shall be evidenced by a certain stock option agreement (the "Agreement") containing provisions consistent with this Plan. The Agreement shall specify whether the options granted are Incentive Stock Options, designed to qualify under the provisions of Section 422 of the Code, or Non-Statutory Stock Options, which are not designed to qualify under Section 422 of the Code. The Agreement, whether for Incentive Stock Options, Non-Statutory Stock Options, or both, shall incorporate in substance the following terms and conditions:

          (a) Price.  Each option shall state the number of Shares subject to
              -----
     the option as well as the option price of each such Share, which shall be an amount not less than the "Fair Market Value" of a share of common stock of the Company as of the date the option is granted. For the purposes of the Plan, the "Fair Market Value" of each share of common stock of the Company shall be an amount equal to the average "Bid" and "Ask" price of the common stock of the Company as set forth in the NASDAQ Bid and Ask Quotations supplied by the National Association of Securities Dealers, Inc. on the date immediately preceding the date of such grant. If for any reason the common stock of the Company is no longer being traded at the time of the grant of the option, the "Fair Market Value" of each share of common stock of the Company shall be determined by the Option Committee; provided, however, that the "Fair Market Value" shall in no event be less than the book value of the common stock of the Company as of the date said option is granted, excluding goodwill. In the event an option, which is designed to qualify as an Incentive Stock Option, is granted to any person who would after the grant of such option be deemed to beneficially own stock possessing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company within the meaning of Section 422(b)(6) of the Code (hereinafter referred to as a "Ten Percent Shareholder"), the option price per share shall be an amount not less than one hundred ten percent (110%) of the "Fair Market Value" of a share of common stock of the Company.

          (b) Term.  The term of each option shall be determined by the Option
              ----
     Committee, but in no event shall an option be exercisable either in whole or in part after the expiration of ten (10) years from the date on which it is granted, or in the case of a Ten Percent Shareholder where the option is designed to qualify as an Incentive Stock Option, in no event shall such an option be exercisable either in whole or in part after the expiration of five (5) years from the date on which it is granted. The Board of Directors and an optionee may at any time by mutual agreement terminate any option granted to such optionee under this Plan.

          (c) Vesting Schedule.  Each Agreement may include, in the discretion
              ----------------
     of the Option Committee, a vesting period following the grant of any option during which all or any part of such option remains forfeitable and cannot be exercised. All Agreements shall provide for full and immediate vesting in the event that (i) the Company shall dispose of all or substantially all of its assets as an entity and thereafter dissolve, or (ii) consolidate with or merge into another corporation or permit one or more corporations to consolidate with or merge into it and pursuant to any such merger or consolidation the Company shall not be the resulting or surviving corporation. In the event of any merger or consolidation involving the Company and pursuant to which the Company shall be the resulting or surviving corporation, then any options granted under this Plan shall not be subject to full and immediate vesting. Additional specific provisions regarding vesting in the event of an optionee's death or disability are set forth at Sections 9 and 10 of this Plan, respectively.

          (d) Exercise.  Each option, or any installment thereof, shall be
              --------
     exercised whether in whole or in part, by giving written notice to the Company at its principal office, specifying the number of Shares to be purchased and the purchase price to be paid, and accompanied by the payment of the purchase price. Any optionee may pay for the Shares subject to the option with cash, a certified check or a bank check payable to the order of the Company. Alternatively, the optionee may pay for the Shares, in whole or in part, by the delivery of shares of common stock of the Company already owned by him or her which will be accepted in exchange for the Shares at their value on the date of exercise. Certificates representing the Shares purchased by the optionee shall be issued as soon as practicable after the optionee has complied with the provisions hereof.

     6.  Annual Limitation for Incentive Stock Options.  The aggregate Fair
         ---------------------------------------------
Market Value of the Shares (determined under Section 5 as of the time the option is granted) with respect to which Incentive Stock Options are first exercisable by an optionee during any calendar year (under all stock option plans of the Company or any of its subsidiaries) shall not exceed One Hundred Thousand Dollars ($100,000).

     7.  Non-Assignment.  During the lifetime of the optionee, options issued
         --------------
hereunder shall be exercisable only by the optionee and shall not be assignable or transferable by the optionee, whether voluntarily or by operation of law or otherwise, and no other person shall acquire any rights therein.

     8.  Termination of Employment.
         -------------------------

          (a) Optionees shall have the right to exercise the vested portion of any options granted under this Plan only while the optionee maintains a relationship as an employee of the Company or any of its subsidiaries and has been an employee of one or more such corporations continuously since the grant of the option, except as otherwise expressly provided herein. For purposes of this Section, a relationship qualifying an optionee to participate under this Plan will be treated as continuing during the period when the optionee is on military duty, sick leave or other bona fide leave of absence if the period of such leave does not exceed ninety (90) days, or, if longer, so long as a statute or contract guarantees the optionee's right to re-employment with the Company. When the period of leave exceeds ninety (90) days and the optionee's right to re-employment is not guaranteed either by statute or by contract, the relationship will be deemed to have terminated on the ninety-first (91st) day of such leave.

          (b) In the event of an optionee's termination of employment without cause, other than by reason of death or permanent and total disability, all rights to purchase Shares shall vest immediately and any such unexercised option or portion thereof may be exercised in whole or in part by the optionee at any time within ninety (90) days of said termination date; provided, however, that in any event, the option cannot be exercised after the expiration of the term of the option. Options not exercised within the applicable period specified above shall terminate. In the event of an optionee's termination of employment for cause, any option or options held by him or her under this Plan, to the extent not exercised before the effective date of such termination, shall forthwith terminate.

     9.  Death of Optionee.  In the event that an optionee shall die while an
         -----------------
employee of the Company and prior to the complete exercise of options granted to the optionee under this Plan, any such unexercised option or portion thereof may be exercised in whole or in part within one (1) year after the date of the optionee's death and then only: (i) by the optionee's estate or by or on behalf of such person or persons to whom the optionee's rights pass under the optionee's Will or the laws of descent and distribution; and (ii) prior to the expiration of the term of the option.

     10.  Disability.  In the event that an optionee shall become permanently
          ----------
and totally disabled (within the meaning of Section 22(e)(3) of the Code) while an employee of the Company and prior to the complete exercise of options granted to the optionee under this Plan, any such remaining options may be exercised in whole or in part within one (1) year following the determination date of said permanent and total disability; provided, however, that in no event shall any such options be exercisable after the expiration of the term of the option.

     11.  Adjustments to Number of Shares.  The aggregate number and kind of
          -------------------------------
Shares available for options under this Plan, the number and kind of Shares subject to any outstanding option and the option price of each outstanding option, shall be proportionately adjusted by the Board of Directors for any increase, decrease or change in the total outstanding common shares of the Company resulting from a stock dividend, recapitalization, merger, consolidation, split-up, combination, exchange of stock or similar transaction (but not by reason of the issuance or purchase of common voting stock by the Company in consideration for money, services or property).

     12.  Rights as a Shareholder.  The optionee shall have no rights as a
          -----------------------
Shareholder with respect to the Shares purchased by him or her pursuant to the exercise of an option until the date of the issuance to him or her of a certificate of stock representing such Shares. No adjustment shall be made for dividends or for distributions of any other kind with respect to Shares for which the record date is prior to the date of the issuance to the optionee of a certificate for the Shares.

     13.  Investment Purpose.  Each written notice by which an optionee
          ------------------
exercises an option shall contain representations on behalf of the optionee that he or she acknowledges that the Company is selling or distributing Shares to him or her under a claim of exemption from registration under the Securities Act of 1933, as amended (hereinafter referred to as the "Act"), as a transaction not involving any public offering; that he or she represents and warrants that he or she is acquiring such Shares with a view to investment and not with a view to distribution or resale; and that he or she agrees not to make any sale or other distribution or disposition of such Shares unless (i) a registration statement with respect to such Shares shall be effective under the Act, together with proof satisfactory to the Company that there has been compliance with applicable state law, or (ii) the Company shall have received an opinion of counsel satisfactory to it that no violation of the Act or applicable state law will be involved in such transfer. The Company shall include on any certificate for Shares issued under this Plan such legend restricting the transfer thereof as it may deem appropriate to comply with any requirement established by law or by the rules of any stock exchange.

     14.  Term of Plan.  This Plan originally was adopted by the Board of
          ------------
Directors on January 15, 1998, and approved by the stockholders of the Company at the Annual Meeting of Stockholders on May 7, 1998, and shall remain in effect until all Shares subject to issuance hereunder have been purchased pursuant to the exercise of the options granted under this Plan or until all such options have lapsed or terminated unexercised; provided, however, that all options and rights under this Plan must be granted on or before January 14, 2008, which date is ten (10) years from the date that this Plan was adopted by the Board of Directors of the Company.

     15.  Amendment and Termination of Plan.  The Board of Directors of the
          ---------------------------------
Company, without further approval of the stockholders of the Company, may at any time suspend or terminate this Plan or may amend it from time to time in any manner; provided, however, that no amendment shall be effective without prior approval of the stockholders of the Company which would (i) except as provided in Section 11 hereof, increase the maximum number of Shares which may be issued under this Plan, (ii) change the eligibility requirements for individuals entitled to receive options under this Plan, (iii) extend the period for granting options, (iv) change the manner of determining the option price, or (v) materially increase the benefits accruing to employees under this Plan. No amendment, modification or termination of this Plan shall in any manner adversely affect any outstanding option under this Plan without the consent of the optionee holding such affected options.

     16.  Termination of Prior Stock Option Plans.  Upon adoption of this Plan
          ---------------------------------------
by the Board of Directors of the Company, all other stock option plans in effect on behalf of the Company or any of its subsidiaries shall terminate; provided, however, such plans shall remain in effect to the extent there remain unexercised options issued in accordance with the terms and conditions of such plan or plans.

     17.  Administration.  This Plan shall be administered by the Option
          --------------
Committee of the Board of Directors and decisions of the Option Committee concerning the interpretation and construction of any provisions hereof or any option granted pursuant hereto shall be final. The Company shall effect the grant of options under this Plan in accordance with the decisions of the Option Committee, which may, from time to time, adopt rules and regulations for carrying out this Plan. For purposes of this Plan, an option shall be deemed to be granted when the written Agreement for the same is signed on behalf of the Company by its duly authorized officer or representative. Subject to the express provisions of this Plan, the Option Committee shall have the authority, in its discretion and without limitation, to determine: the optionees to receive options, the times when such individuals shall receive such options, the number of Shares to be subject to each option, the term of each option, the date when each option or portion thereof shall become exercisable, the term of each installment, the option price of each Share subject to option, and such other terms or conditions of any option that are not inconsistent with the terms and conditions of this Plan or, in the case of an Incentive Stock Option, not inconsistent with the qualification of such option under Section 422 of the Code; to accelerate the date of exercise of any option or installment thereof; and to make all other recommendations advisable for administering this Plan.

     18.  Reservation of Shares.  The Company shall be under no obligation to
          ---------------------
reserve Shares to fill options. The grant of options to employees hereunder shall not be construed to constitute the establishment of a trust of such Shares and no particular Shares shall be identified as optioned and reserved for employees hereunder. The Company shall be deemed to have complied with the terms of this Plan if, at the time of issuance and delivery pursuant to the exercise of an option, it has a sufficient number of Shares authorized and unissued or in its treasury which may then be appropriated and issued for the purposes contemplated herein, irrespective of the date when such Shares were authorized.

     19.  Application of Proceeds.  The proceeds of a sale of Shares by the
          -----------------------
Company under this Plan will constitute general funds of the Company and may be used by the Company for any purpose.

     20.  No Rights Conferred.  The adoption and maintenance of this Plan shall
          -------------------
not be deemed to constitute a contract between the Company and any officer or employee or to be a consideration for, or an inducement to or condition of, the employment of any person. Nothing herein contained shall be deemed to: (i) give to any officer or employee the right to be retained in the employ of the Company, (ii) interfere with the right of the Company to discharge any officer or employee at any time, (iii) give to the Company the right to require any officer or employee to remain in its employ, or (iv) interfere with any officer's or employee's right to terminate his or her employment with the Company at any time.

     21.  Tax Withholding.  The Company, which employs an officer or employee
          ---------------
granted an option under this Plan, shall have the right to deduct or otherwise effect a withholding of any amount required by federal or state laws to be withheld with respect to the grant, exercise, or surrender of any option, or the sale of Shares acquired upon the exercise of an option, in order for the Company (or one of its subsidiaries, as the case may be) to obtain a tax deduction otherwise available as a consequence of such grant, exercise, surrender or sale, as the case may be. Under appropriate circumstances, such right shall include the right to receive payment from the optionee of the required withholding amount. In addition, if, following the exercise of an option granted hereunder, an optionee sells Shares purchased on exercise of an Incentive Stock Option within two (2) years from the date of the granting of such Incentive Stock Option or within one (1) year after the transfer of such Shares to the optionee, the optionee shall notify the Company at the time of such sale.

     22.  Indemnification.  To the extent permitted by law, each
          ---------------
person who is or shall have been a member of the Board of Directors of the Company or the Option Committee shall be indemnified and held harmless by the Company against and from any loss, cost, liability, or expense that may be imposed upon or reasonably incurred by him or her in connection with or resulting from any claim, action, suit, or proceeding to which he or she may be a party or in which he or she may be involved by reason of any action taken or failure to act under this Plan and against and from any and all amounts paid by him or her in settlement thereof, with the Company's approval, or paid by him or her in satisfaction of judgment in any such action, suit, or proceeding against him or her, provided he or she shall give the Company an opportunity, at its own expense, to handle and defend the same before he or she undertakes to handle and defend on his or her own behalf. The foregoing right of indemnification shall not be exclusive of any other rights of indemnification to which such persons may be entitled under the Company's Certificate of Incorporation or Bylaws, as a matter of law, or otherwise, or any power that the Company or any subsidiary thereof may have to indemnify them or hold them harmless.

     23.  Governing Law.  This Plan shall be governed by and construed in
          -------------
accordance with the laws of the State of New York.

     The undersigned, being the President and Chief Executive Officer of Letchworth Independent Bancshares Corporation, hereby certifies that the foregoing Stock Option Plan was duly adopted by the Board of Directors of the Company on January 15, 1998, and was approved by the stockholders of the Company on May 7, 1998.

                         LETCHWORTH INDEPENDENT
                         BANCSHARES CORPORATION



                         By: /s/ James W. Fulmer
                             ------------------------------------------
                             James W. Fulmer
                             President and Chief Executive Officer


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

3(d)   Certificate of Amendment of Certificate of Incorporation of Registrant
filed by the New York Department of State on May 15,1998, incorporated by reference to the Registrant's Quarterly Report on Form 10QSB for the quarter ended June 30, 1998, and filed with the commission on August 13, 1998, and wherein such exhibit is designated Exhibit 3(d).

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

4(c)   Letchworth Independent Bancshares Corporation Stock Option Plan of 1998.

11     Computation of Basic and Diluted Earnings Per Share for the quarter ended
September 30, 1998 is presented on Exhibit 11 of this Report on Form 10-QSB.

(b). The Registrant did not file any current reports on Form 8-K during the quarter ended September 30, 1998.

                                  SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 LETCHWORTH INDEPENDENT BANCSHARES CORPORATION


Date 11/11/98            /s/  James W. Fulmer
     --------            -----------------------------------------------
                              James W. Fulmer
                              President & Chief Executive Officer


Date 11/11/98            /s/  Steven C. Lockwood
    ---------            ----------------------------------------------
                              Steven C. Lockwood
                              Treasurer & Chief Financial Officer