Form 10-K405
period 1998-12-31
LETCHWORTH INDEPENDENT BANCSHARES CORP
filed 1999-03-31
CIK 723323

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

            FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS
              13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from              to


                        Commission file number  0-18533

                 LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
     --------------------------------------------------------------------
              (Name of Small Business Registrant in Its Charter)

             New York                                16-1168175
------------------------------------      ---------------------------------
    (State or Other Jurisdiction                   (I.R.S. Employer
  of Incorporation or Organization)             Identification Number)

 50 North Main Street, Castile, New York                14427
---------------------------------------------------------------------------
 (Address of Principal Executive Offices)             (Zip Code)

                                (716) 493-2577
               ------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)

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

Yes   X             No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the shares of Registrant's voting stock held by non-affiliates of Registrant as of March 26, 1999 was $42,015,024, based upon the average "Bid" and "Ask" price of Registrant's common stock on said date.

  The number of shares outstanding of Registrant's common stock as of March 16, 1999 was 3,391,650 shares.

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

Market Area

     The Bank conducts its operations through its main office located in Castile, New York, and at its ten(10) branch offices in towns situated in and around the areas commonly known as the Letchworth State Park area and the Genesee Valley region of New York State. Specifically, the Bank has branch offices in the Towns of Arcade, Avon, Batavia, Caledonia, Gainesville, Geneseo, LeRoy, Perry, York(Retsof), and Warsaw in addition to its main office in Castile. In July, 1997, the Bank purchased a 9,600 square foot, one-story building in Geneseo, New York. The exterior of the building was renovated as was one-half of the interior for use as the Bank's eleventh branch office, which opened on January 5, 1998. On December 2, 1994, the Bank purchased the Caledonia and Avon offices of The Chase Manhattan Bank (National Association) ("Chase Manhattan"). Chase Manhattan's Avon office was combined with the Bank's existing Avon office and the Caledonia office became the 9th branch of the Bank. The Bank's primary market includes the counties of Livingston, Wyoming, and Genesee. In addition, adjoining sections of the surrounding counties of Cattaraugus, Allegany, Monroe, and Erie are also serviced. The Bank continues to place emphasis on the Route 5 Corridor just south of Monroe County and the City of Rochester.

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

Personnel

     As of December 31, 1998, the Company and its subsidiaries had 113 full-time employees and 51 part-time employees. The employees are not represented by any collective bargaining unit, and the Company's management and the Bank's management considers its relationship with its employees to be good.


Statistical Disclosure

  Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates
  ----------------------------------------------------------------------------
and Interest Differential
-------------------------

  The following table reflects the components of the Company's average assets, liabilities and shareholders' equity, interest income earned and interest expense paid, average rates earned and paid, and the net interest margin for the years ended December 31, 1998, 1997, and 1996, respectively.

                                         December 31, 1998
                                 -----------------------------------
Assets
                                 Average                     Average
Interest-earning assets          Balance        Interest     Yield
                                 ------------   -----------  -------
Loans
     Loans (1)                   $172,437,000   $16,349,568     9.48%
     Less allowance for
     possible loan losses        (  2,171,000)
                                 ------------
     Net Loans                    170,266,000

Investment securities
     Taxable                       42,186,000     2,632,681     6.24
     Tax-exempt                    31,508,000     1,518,300     4.82
                                 ------------   -----------
     Total investment
     securities                    73,694,000     4,150,981     5.63

Other interest-earning assets               -             -        -

Federal funds sold                  8,338,000       437,218     5.24
                                 ------------   -----------
     Total interest-
     earning assets (2)           252,298,000    20,937,767     8.30

Cash and due from banks             8,504,000
Premises and equipment, net         6,504,000
Accrued interest receivable         1,873,000
Other assets                        2,204,000
                                 ------------
     Total assets                $271,383,000
                                 ------------

Liabilities and
Shareholders' Equity
Interest-bearing liabilities
Interest-bearing demand deposits           $ 31,231,000    $   339,592       1.09%
Savings deposits                             35,528,000        820,624       2.31
Money market deposits                        14,304,000        478,070       3.34
Certificates of deposit                     116,981,000      6,550,105       5.60
                                           ------------    -----------
Total interest-bearing deposits             198,044,000      8,188,391       4.13

Federal funds purchased                         108,000          6,092       5.64

Securities sold under agreement
to repurchase                                 2,395,000        130,831       5.46

Advances from Federal Home Loan
 Bank and Other                               7,332,000        485,800       6.63
                                           ------------    -----------
Total interest-bearing liabilities          207,879,000      8,811,114       4.24

Demand deposits                              31,682,000
Bank loan on ESOP                                73,000
Other liabilities                             2,050,000
Shareholders' equity                         29,699,000
                                           ------------

Total liabilities and
  shareholders' equity                     $271,383,000
                                           ------------

Net interest income                                         12,126,653
                                                           -----------
Net interest spread                                4.06%
                                           ------------
Net interest margin (3)                                                      4.81%
                                                                        ---------

                                                              December 31, 1997
                                                          ---------------------------
Assets
                                      Average             Average
Interest-earning assets               Balance             Interest       Yield
                                      -----------------   -----------    -------
Loans
           Loans (1)                   $150,225,000       $14,610,342     9.73%
           Less allowance for
           possible loan losses        (  1,913,000)
                                       ------------
           Net Loans                    148,312,000

Investment securities
           Taxable                       43,768,918         3,254,623     7.44
           Tax-exempt                    33,861,814         1,302,147     3.85
                                       ------------       -----------
           Total investment
           securities                    77,630,732         4,556,770     5.87

Other interest-earning assets                     -                 -

Federal funds sold                        5,230,000           285,446     5.46
                                       ------------       -----------
           Total interest-
           earning assets (2)           231,172,732        19,452,558     8.41

Cash and due from banks                   7,655,000
Premises and equipment, net               5,882,000
Accrued interest receivable               1,708,000
Other assets                              2,373,056
                                       ------------
           Total assets                $248,790,788
                                       ------------

Liabilities and
  Shareholders' Equity

Interest-bearing liabilities
Interest-bearing demand deposits       $ 30,109,000       $   355,277     1.18%
Savings deposits                         34,760,000           858,113     2.47
Money market deposits                    11,909,000           387,591     3.25
Certificates of deposit                 106,996,000         5,850,673     5.47
                                       ------------       -----------
Total interest-bearing deposits         183,774,000         7,451,654     4.05

Federal funds purchased                     123,000             7,213     5.86

Securities sold under agreement
to repurchase                             1,837,000            99,485     5.42

Advances from Federal Home Loan
 Bank and Other                           7,863,000           494,253     6.29
                                       ------------       -----------

Total interest-bearing liabilities      193,597,000         8,052,605     4.15

Demand deposits                          25,242,302
Bank loan on ESOP                           388,814
Other liabilities                         1,611,475
Shareholders' equity                     27,951,197
                                       ------------

Total liabilities and
  shareholders' equity                 $248,790,788
                                       ------------

Net interest income                                        11,399,953
Net interest spread                                                       4.26%
                                                                          ----
Net interest margin (3)                                                           4.93%
                                                                                  ----

                                      December 31, 1996
                                      -----------------
Assets
                                      Average                             Average
Interest-earning assets               Balance             Interest        Yield
                                      ------------        -----------     -----
Loans
           Loans (1)                  $135,755,218        $13,203,737     9.73%
           Less allowance for
           possible loan losses       (  1,753,720)
                                      ------------
           Net Loans                   134,001,498

Investment securities
           Taxable                      55,895,608          3,530,028     6.32
           Tax-exempt                   22,296,911          1,116,078     5.01
                                      ------------        -----------
           Total investment
           securities                   78,192,519          4,646,106     5.94

Other interest-earning assets              792,892             50,552     6.38

Federal funds sold                       4,467,158            239,712     5.37
                                      ------------        -----------
           Total interest-
           earning assets (2)          217,454,067         18,140,107     8.34


Cash and due from banks                  7,814,223
Premises and equipment, net              5,168,999

Accrued interest receivable              1,793,965
Other assets                             2,445,885
                                      ------------
           Total assets               $234,677,139
                                      ------------

Liabilities and
  Shareholders' Equity
Interest-bearing liabilities
Interest-bearing demand deposits           $ 29,025,668     $   378,156       1.30%
Savings deposits                             36,536,619         931,735       2.55
Money market deposits                        11,545,345         289,357       2.51
Certificates of deposit                     102,699,682       5,507,889       5.36
                                           ------------     -----------
Total interest-bearing deposits             179,807,314       7,107,137       3.95

Federal funds purchased                         107,514           6,131

Securities sold under agreement
to repurchase                                 1,942,414         101,920       5.25

Advances from Federal Home Loan
 Bank and Other                               3,306,449         228,209       6.90
                                           ------------     -----------
Total interest-bearing liabilities          185,163,691       7,443,397       4.02

Demand deposits                              23,213,560
Other liabilities                             2,090,407
Shareholders' equity                         24,209,481
                                           ------------

Total liabilities and
  shareholders' equity                     $234,677,139
                                           ------------

Net interest income                                          10,696,710
                                                            -----------
Net interest spread                                                           4.32%
                                                                              ----
Net interest margin (3)                                                               4.92%
                                                                                      ----



(1) Average loans include non-accrual loans. Interest on loans includes loan fees of $239,545, $224,688, and $231,243 in fiscal 1998, 1997, and 1996, respectively.

(2) Interest income on a portion of the Company's loans and investment securities is exempt from income tax. If income from these assets had been adjusted to a level comparable to fully taxable income before application of income taxes, the interest income and average rate would have been as follows:



                                      Year Ended December 31,
                              1998               1997                1996
                                  Average              Average              Average
                      Interest    Rate     Interest    Rate    Interest     Rate
Loans................$16,353,293  9.48%    14,615,067  9.73%   $13,213,553  9.73%
Investment securities -
  Tax exempt.........  2,300,455  7.30%     1,972,949  5.83%     1,691,027  7.48%


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


  Rate/Volume Variance Analysis
  -----------------------------

     The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volumes and changes in interest rates for the Company for the years ended December 31, 1998 and 1997, respectively.

                                                           Change
                              Change       Change          Due to
                              Due to       Due to          Rate/        Net
1998 Compared to 1997         Volume       Rate            Volume       Change
                                (1)         (2)              (3)
Revenue Earned On:
  Loans.................      $2,161,228   $(375,563)      $(46,439)    $1,739,226
                              ----------   ---------       --------     ----------
   Investment securities
   Taxable..............        (117,769)   (525,227)        21,054       (621,942)
   Tax-exempt............        (90,622)    325,460        (21,685)       216,153
                              ----------   ---------       --------     ----------
     Total investment
     securities............     (208,391)   (196,767)          (631)      (405,789)
  Other interest-earning
     assets................            -           -              -              -
  Federal funds sold.            169,697     (11,506)        (6,419)       151,772
                              ----------   ---------       --------     ----------
    Total interest-earning
     assets................    2,122,533    (583,836)       (53,489)     1,485,209
                              ----------   ---------       --------     ----------
 Interest Paid On:
  Interest-bearing demand
   deposits................      13,240      (27,098)        (1,827)       (15,685)
  Savings deposits.........      18,970     (128,612)        72,153        (37,489)
  Money market deposits.        546,180   (2,279,015)     2,432,267        699,432
  Certificates of
   deposit.................      77,838      279,862       (267,220)        90,479

  Federal funds purchased..        (879)        (271)            29         (1,121)
  Securities sold under
  agreement to repurchase...     30,244          735            368         31,346
  Advances from Federal
   Home Loan Bank..........     (33,400)       26,734        (1,787)        (8,453)
                              ----------   ---------       --------     ----------
     Total interest-bearing
     liabilities...........     652,191    (2,127,665)    2,233,983        758,509
                              ----------   ---------       --------     ----------
 Net Interest Income.        $1,470,343   $ 1,543,829   $(2,287,472)     $ 726,700
                              ----------   ---------       --------     ----------

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

                                                           Change
                              Change       Change          Due to
                              Due to       Due to          Rate/        Net
1997 Compared to 1996         Volume       Rate            Volume       Change
                                (1)         (2)              (3)
Revenue Earned On:
   Loans.............         $1,407,910           0      $  (1,035)    $1,046,605
                              ----------   ---------       --------     ----------
   Investment securities
   Taxable..............        (816,518)    634,911       (144,351)      (325,958)
   Tax-exempt............        579,402    (258,644)      (134,688)       186,070
                              ----------   ---------       --------     ----------
   Total investment
   securities.............      (237,116)    376,267       (279,039)      (139,888)
   Other interest-earning
   assets.................             -           -              -              -
   Federal funds sold.            40,965       4,020            749         45,734
                              ----------   ---------       --------     ----------
   Total interest-earning
   assets.........             1,211,759     380,287       (279,595)     1,312,451
                              ----------   ---------       --------     ----------
   Interest Paid On:
   Interest-bearing demand
   deposits..............         14,083     (34,831)        (2,132)       (22,880)
   Savings deposits......
                                 (45,304)    (29,229)           911        (73,622)
   Money market deposits.          9,128      85,436          3,671         98,235
   Certificates of
   deposit.................      230,283     112,970           (469)       342,784

   Federal funds purchased..                   6,300         (5,218)         1,082
   Securities sold under
   agreement to repurchase.       (5,534)      3,302           (203)        (2,435)
   Advances from Federal
       Home Loan Bank.......     314,402     (20,169)       (28,189)       266,044
                              ----------   ---------       --------     ----------
   Total interest-bearing
   liabilities..............     517,058     123,779        (31,629)       609,208
                              ----------   ---------       --------     ----------
   Net Interest Income.      $   694,701   $ 256,508      $(247,966)     $ 703,243
                              ----------   ---------       --------     ----------

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

                                                           Change
                              Change       Change          Due to
                              Due to       Due to          Rate/        Net
1996 Compared to 1995         Volume       Rate            Volume       Change
                                (1)         (2)              (3)
Revenue Earned On:
Loans.........                $1,009,479    $(541,023)     $(53,416)       $415,040
                              ----------    ---------       --------     ----------
  Investment securities
   Taxable...............         36,966      (60,853)       (1,840)        (25,727)
   Tax-exempt............         48,163      (19,217)       (1,199)         27,747
                              ----------    ---------       --------     ----------
     Total investment
     securities............       85,129      (80,070)       (3,039)          2,020
  Other interest-earning
     assets................       12,580       (7,654)       (2,059)          2,867
  Federal funds sold.           (129,897)     (40,500)       13,006        (157,391)
                              ----------    ---------       --------     ----------
    Total interest-earning
     assets................      977,291     (669,247)      (45,508)        262,536
                              ----------    ---------       --------     ----------
 Interest Paid On:
  Interest-bearing demand
   deposits................       49,866     (136,686)      (14,614)       (101,434)
  Savings deposits......          (3,622)    (153,966)      (   705)       (158,293)
  Money market deposits.          (2,321)    ( 31,174)          342         (43,153)
  Certificates of
   deposit..............         145,527     ( 50,005)        2,367          97,889

  Federal funds purchased..                                   6,131           6,131
  Securities sold under
  agreement to repurchase.        44,209     (  5,006)       (3,443)         35,760
  Advances from Federal
   Home Loan Bank.......          31,037     ( 30,915)       (3,986)         (3,864)
                              ----------    ---------       --------     ----------
      Total interest-bearing
     liabilities...........      254,696     (407,752)      (13,908)       (166,964)
                              ----------    ---------       --------     ----------
 Net Interest Income.            722,595    $(261,495)     $(31,600)      $ 429,500
                              ----------    ---------       --------     ----------

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





                                                                  December 31,
                                        1998                         1997                          1996
                                -----------------------------------------------------------------------------------
                                Held to     Available      Held to        Available      Held to        Available
                                Maturity    for Sale       Maturity       for Sale       Maturity       for Sale
                                ---------   -----------    -----------    -----------    -----------    -----------
U.S. Treasury securities
  and U.S. Government
  corporation and
  agencies........              $    -0-     14,087,865    $12,168,400    $15,186,700    $12,465,800    $26,923,000
State and political
  subdivision
  obligations..............          -0-     33,876,508     25,853,700      4,923,200     25,039,300        505,200

Mortgage-backed
  securities...............          -0-     17,290,641      6,220,200     14,246,600      5,463,600      8,677,000

Total securities..              $    -0-    $65,255,014    $44,242,300    $34,356,500    $42,968,700    $36,105,200

     The following table presents the book value of all

investment securities of a single issuer, excluding securities of the United States Government and its agencies, whose aggregate carrying value at December 31, 1998 exceeded ten percent (10%) of consolidated shareholders' equity:

                                                   Estimated
                                       Carrying      Market
                                         Value       Value

Federal Home Loan Mortgage Corp. CMO  $9,175,179  $9,224,987
Federal National Mortgage Association  5,685,922   5,747,950

     At December 31, 1998, the estimated market value of the investment portfolio was more than the amortized cost by $1,852,760 for the available for sale category.

  The accounts and maturities of debt securities available for sale at December 31, 1998, and the weighted average yields of such securities, are shown below:

Available for Sale:

                        Under       1-5       5-1       Over
December 31, 1998       1 year      years     years     10 years     Total
U.S. Treasury
 securities and
obligations of
U.S. Government
corporations and
agencies
 Carrying value....   $9,833,485  $ 4,254,380     $        0            0    $13,743,617
 Average tax
 equivalent
 yield(1)........           6.33%        7.05%          0.00%        0.00%          6.71%

State and
political
subdivisions
Carrying value..       4,389,493    8,485,781     16,129,024    4,872,210     33,876,508
Average tax
 equivalent
 yield(1)........           6.52%        7.19%          7.43%        7.10%          7.21%
                      ----------  -----------     ----------   ----------    -----------

Total carrying
value excluding
mortgage-backed
securities and
FHLB stock......     $14,222,978  $12,740,161   $ 16,129,024  $ 4,872,210   $ 47,620,125
Average tax
equivalent
yield excluding
mortgage-backed
securities and
FHLB stock......            6.39%        7.14%          7.43%        7.10%          7.07%

Mortgage-backed
securities.......   $    622,862  $ 4,468,901    $ 3,591,375  $ 8,607,503   $ 17,290,641
Carrying Value
Average tax
equivalent
yield............           5.86%        6.40%          6.88%        6.39%          6.48%
                      ----------  -----------     ----------   ----------    -----------

Total carrying
value...........    $ 14,845,840  $17,209,062    $19,720,399  $13,479,713    $65,255,014

Average
tax equivalent
yield............           6.85%        7.13%          7.68%        7.01%          7.21%

(1) Rates of tax-exempt securities are shown assuming a 34% federal statutory tax rate. The actual average yield on tax-exempt securities was 4.69%

Loan Portfolio

     The following table sets forth the composition of the Company's loan portfolio at the dates indicated.

                                                December 31,
                     1998            1997          1996          1995          1994
Agricultural loans...$ 35,707,279    $ 31,563,146  $ 29,025,726  $ 25,168,552  $ 22,091,563
Commercial and
  industrial loans...  38,201,766      33,616,025    28,118,416    23,317,057    19,670,283
Residential Real Estate
  loans..............  53,638,439      49,158,726    45,656,220    41,120,730    40,353,744
Commercial Real Estate
  loans..............  39,948,496      35,046,889    33,852,371    33,917,880    27,971,189
Consumer loans.......  19,340,354      10,587,246     9,643,508     9,954,869    11,280,962
                     ------------    ------------  ------------  ------------  ------------
  Total loans........$186,836,334    $159,972,032  $146,296,241  $133,479,088  $121,367,741

  Potential Problem Loans
  -----------------------

     Potential problem loans consist of loans which are generally secured and not currently considered nonperforming, but where information about possible credit problems has caused management to have doubts as to the ability of such borrowers to comply with present repayment terms. As of December 31, 1998, the Company considers $2,745,300 to be potentially problem loans. Historically, however, only a very small portion of those loans have resulted in actual losses for the Company.


  Non-performing Loans
  --------------------

     The following table summarizes the Company's non-performing loans at the dates indicated.

                                           December 31,
                            1998       1997     1996     1995    1994
Non-accruing loans.......   $468,300 $727,100 $492,000 $450,500 $254,800
Accruing loans past due
   90 days or more.......     389,600  97,500  371,800  291,200  215,600
Renegotiated loans.......         -0-     -0-      -0-      -0-      -0-

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

     The average balance of impaired loans during 1998 was approximately $441,500. At December 31, 1998, the balance of impaired loans and related reserve against that balance was $262,200 and $90,400, respectively. Interest income recognized on impaired loans and interest income recognized on a cash basis was not significant.

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



  Summary of Loan Loss Experience
  -------------------------------

  The provision for loan losses represents management's determination as to the amount necessary to be transferred to the allowance for loan losses to bring it to a level which is considered adequate in relationship to the risk of losses inherent in the loan portfolio. While it is the Company's policy to charge-off in the current period those loans in which a loss is considered probable, there also exists the risk of losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because this risk is continually changing in response to factors beyond the control of the Company, such as the state of the economy, management's judgment as to the adequacy of the allowance for loan losses is necessarily approximate and imprecise.

     In assessing adequacy, management relies on its ongoing review of the loan portfolio, which is undertaken both to ascertain whether there are probable losses which must be charged-off and to assess the risk characteristics of the portfolio in the aggregate. This review takes into consideration management's evaluation of individual loans, past loan loss experience, the assessment of prevailing and anticipated economic conditions, the estimated value of collateral and other relevant factors. It is management's ongoing policy to maintain a conservative approach as to the establishment of an adequate allowance for loan losses.

     In evaluating the allowance, management also considers the Bank's loan loss experience, the amount of past due, non-performing and impaired loans current and anticipated economic conditions, lender requirements and other appropriate information.

     The allowance for loan losses is maintained as a general reserve without any internal allocation to the specific loan classes of the loan portfolio. Based on a historical four-year average of gross charge-offs, however, the allowance for loan losses would be allocated by management to specific loan classes as follows:

                                                    December 31, 1998

                                                      Percent of       Percent of
                                                      Allowance in      Loans in
                                                      Category to       Category to
                                          Amount      Total Allowance   Total Loans
Domestic Loans (1)
Agricultural loans.....                   $   41,575          1.76%     19.11%
Commercial and
 industrial loans..................          749,805         31.54      20.45
Residential & Commercial
  Real Estate loans................          145,218          6.11      50.09
Consumer loans.........                    1,440,521         60.59      10.35
                                          ----------        ------
Totals                                    $2,377,300        100.00%    100.00%

                                                    December 31, 1997

                                                      Percent of       Percent of
                                                      Allowance in      Loans in
                                                      Category to       Category to
                                          Amount      Total Allowance   Total Loans
Domestic Loans (1)
Agricultural loans.....                   $   44,726           2.21%    19.73%
Commercial and
 industrial loans..................          669,521          33.00     21.01
Residential & Commercial
  Real Estate loans................          148,088           7.30     52.64
Consumer loans.........                    1,166,265          57.49      6.62
                                          ----------        ------
Totals                                    $2,028,600         100.00%   100.00%


                                                    December 31, 1996

                                                      Percent of       Percent of
                                                      Allowance in      Loans in
                                                      Category to       Category to
                                          Amount      Total Allowance   Total Loans
Domestic Loans (1)
Agricultural loans.....                   $   10,12             .55%    19.84%
Commercial and
 industrial loans..................         549,782           29.86     19.22
Residential & Commercial
  Real Estate loans................          66,836            3.63     54.35
Consumer loans.........                   1,214,455           65.96      6.59

Totals                                   $1,841,200          100.00%   100.00%

                                                    December 31, 1995

                                                      Percent of       Percent of
                                                      Allowance in      Loans in
                                                      Category to       Category to
                                          Amount      Total Allowance   Total Loans

Domestic Loans (1)
Agricultural loans.....                  $   37,930            2.21%    18.9%
Commercial and
 industrial loans..................         357,334           20.82     17.5
Residential & Commercial
  Real Estate loans................          44,408            2.59     56.2
Consumer loans.........                   1,276,628           74.38      7.4

Totals                                    $1,716,300         100.0%   100.0%

                                                    December 31, 1994

                                                      Percent of       Percent of
                                                      Allowance in      Loans in
                                                      Category to       Category to
                                          Amount      Total Allowance   Total Loans
Domestic Loans (1)
Agricultural loans.....                   $   44,738          2.90%    18.2%
Commercial and
 industrial loans.........                   301,104         19.70     16.2
Residential & Commercial
  Real Estate loans.......                    38,023          2.50     56.3
Consumer loans..........                   1,143,035         74.90      9.3

Totals                                    $1,526,900         100.0%   100.0%

  (1)  The Company had no foreign loans.

     The following table sets forth certain information with respect to the Company's loans and the allowance for loan losses.

                                                                    For the Year Ended December 31,
                                           1998             1997           1996             1995         1994
                                        ----------       ----------     ----------       ----------   ----------
Balance at beginning of
 period....                             $2,028,600       $1,841,200     $1,716,300       $1,526,900   $1,448,000
Charge-offs:
 Agricultural loans...............               0                0              0           (1,573)      (2,534)
 Commercial and industrial loans.         (144,216)         (92,470)      (77,378)          (69,607)     (47,816)
 Real estate mortgages...........          (24,821)         (24,606)      (25,621)                0            0
 Consumer loans..................          (62,075)         (99,204)      (82,600)         (145,435)    (238,642)
                                        ----------       ----------     ----------       ----------   ----------
                                          (231,112)        (216,280)     (185,599)         (216,615)    (288,992)

Recoveries:
 Agricultural loans...............               0                0           654             1,404        3,815
 Commercial and industrial loans.           19,802           17,091         3,435             8,035        6,069
 Real estate mortgages............           3,145                0             0                 0            0
 Consumer loans...................          24,298           18,424        23,900            72,213       45,283
                                        ----------       ----------     ----------       ----------   ----------
                                            47,245           35,515        27,989            81,652       55,167
                                        ----------       ----------     ----------       ----------   ----------
Net charge-offs...................        (183,867)        (180,765)     (157,610)         (134,963)    (233,825)
Additions charged to operations...         532,567          368,165       282,510           324,363      312,725)
                                        ----------       ----------     ----------       ----------   ----------
Balance at end of period..........      $2,377,300       $2,028,600    $1,841,200        $1,716,300    $1,526,900
                                        ----------       ----------     ----------       ----------   ----------

Ratio of net charge-offs during
 the period to average loans
 outstanding during the period....            .11%             0.12%         0.12%             0.11%         0.20%

     Net loans charged-off in 1998 totaled $183,867, or 0.11% of average loans. The reserve for loan losses equaled 1.27% of the total loan portfolio at December 31, 1998, compared to 1.27% at December 31, 1997. Management believes that the allowance for loan losses of $2,377,300 at December 31, 1998 was adequate to absorb anticipated risk in the portfolio based upon the Company's historical experience.

     All segments of the Company's loan portfolio are subject to continuous quality evaluation. In the opinion of the management of the Company, there are no credit risks relating to the loan portfolio, other than what is already disclosed in this document, and the allowance for loan losses is adequate to absorb anticipated loan losses in the present loan portfolio of the Company. It must be emphasized, however, that the determination of allowance for loan losses using the Company's procedures and methods rests upon various judgments and assumptions about future economic conditions and other factors affecting loans. In addition, management reviews overall portfolio quality through an analysis of current levels and trends and charge-offs, delinquency and non-accruing loan data and reviews the overall banking environment. These reviews are of necessity dependent upon estimates, appraisals and judgments, which may change quickly because of changing economic conditions and the Company's perception as to how these factors may affect the financial condition of debtors.

  Rate Sensitivity of Loans
  -------------------------

     Presented below is a table which sets forth the maturity of the Company's loans as of December 31, 1998.

                Maturities at December 31, 1998

                                    One Year
                       One Year     Through         After
                       or Less      5 Years        5 Years         Total

Agricultural loans....$17,523,444     $ 5,650,750   $ 12,533,085   $ 35,707,279
Commercial and
   industrial loans....14,817,511       8,748,039     14,636,216     38,201,766

Residential Real Estate
   loans............... 1,917,228       8,799,447     42,921,764     53,638,439
Commercial Real Estate
   loans............... 4,405,721       3,725,614     31,817,161     39,948,496
Consumer loans...........   521,925    17,750,292      1,068,137     19,340,354
                            -------   -----------   ------------   ------------
   Total loans........$39,185,829     $44,674,142    102,976,363   $186,836,334
Percentage to total           20.97%        23.91%         55.12%        100.00%

     The following table sets forth the various maturity dates of the above-mentioned loans with pre-determined interest rates and floating or adjustable interest rates.

                                                          Maturities at December 31, 1998
                                                         One Year
                                            One year      Through                      After
                                             or less      5 Years      5 Years         Total        %
Loans with pre-determined
  interest rates.........................  $ 5,732,269  $33,596,074  $ 61,559,645   $100,887,988  54.00

Loans with floating or
  adjustable interest rates                 33,453,560   11,078,068    41,417,168     85,948,696   46.00
                                           -----------  -----------  ------------   ------------  ------

Totals...................................  $39,185,829  $44,674,142  $102,976,363   $186,836,684  100.00

     The Company ensures safety of depositor funds and relative balances between interest rate sensitive assets and liabilities through its Asset/Liability Committee, which actively monitors the maturity and repricing characteristics of interest rate sensitive assets and liabilities on an ongoing basis.

Deposits

  The following table sets forth the average amount of, and the average rates paid on, major deposit categories for the years ended December 31, 1998, 1997, and 1996, respectively.

                                                  Year Ended December 31,
                                 1998                     1997                     1996
                       ------------------------  ----------------------  --------------------------
                       Average        Average    Average     Average     Average            Average
                       Balance        Rate       Balance     Rate        Balance            Rate

Noninterest bearing
 demand deposits.         1,682,000    ---        5,242,302     ---       $23,213,560       ---
Interest bearing
 demand deposits...      31,231,000    1.09%     30,109,000     1.18%      29,025,668       1.30%
Savings deposits...      35,528,000    2.31%     34,760,000     2.47       36,536,619       2.55
Money market
  deposits.........      14,304,000    3.34%     11,909,000     3.25       11,545,345       2.51
Certificates of
 deposit..........      116,981,000    5.60%    106,996,000     5.47      102,699,682       5.36
                       ------------            ------------               -----------
  Total Deposits.      $229,726,000            $209,016,302               210,020,874


  The following table sets forth the amount of time certificates of deposit of $100,000 or more of the Bank as of December 31, 1998 for various dates of maturity.

 December 31, 1998 - Time Certificates of Deposit $100,000 or More

Three months or less......................    $14,071,057
Three months through six months...........      9,710,534
Six months through twelve months..........      3,611,782
Over twelve months........................      4,011,454
                                              -----------
   Totals.................................    $31,404,827

Return on Equity and Assets

  The following table sets forth selected financial ratios of the Company on a consolidated basis for the periods indicated.

    For the Year Ended December 31,
                                        1998     1997        1996

Return on average assets............... 1.22%    1.26%       1.22%
Return on average equity...............10.22    11.22       11.86
Dividends declared to net income       32.22    24.61       20.98
Loans to deposits......................77.57    73.65       70.51
Loans to deposits and securities
 sold under agreement to
 repurchase............................77.19    73.09       69.93
Non-performing loans to total
 loans.................................  .37      .41         .59
Net charge-offs to average
 total loans...........................  .11      .12         .12
Allowance for possible loan
 losses to loans at year-end.           1.27     1.27        1.26
Average shareholders' equity
 to average total assets...............10.94    11.23       10.32%

Short-Term Borrowings

  The following table sets forth the average amount of, and the average rates paid on securities sold under agreement to repurchase for the years ended December 31, 1998, 1997, and 1996, respectively.

                                      Year Ended December 31,
                           1998               1997                 1996
                    Average   Average   Average   Average   Average    Average

Securities sold under
agreement to
repurchase......  $ 2,395,000  5.46   $ 1,837,000  5.42   $ 1,942,414    5.25



Item 2 -     Properties

  The following table sets forth the location of the Bank's offices, as well as certain information related to those offices, as of December 31, 1998:

 Location of Office             Owned or Leased
 ------------------             ---------------

 50 North Main Street
 Castile, New York.........              Owned

 263 East Main Street
 Avon, New York............              Owned

 1 Main Street
 Gainesville, New York.....              Owned

 102 North Center Street
 Perry, New York...........              Owned

 2727 Genesee Street
 Retsof, New York..........              Leased *

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

 604 West Main Street
 Arcade, New York..........              Owned

 408 East Main Street
 Batavia, New York.........              Owned

 3155 State Street
 Caledonia, New York.......              Owned

 11 South Street
 Geneseo,  New York........              Owned

  * These branch offices branch offices are located on land which is being leased through 2004 and 2090, respectively. These lease agreements contain various renewal and purchase options at maturity.

  Each of the foregoing properties is in generally good condition and is appropriate for its intended uses.


  Future minimum rentals under these leases are: 1999-2003, $9,600 per year. Total rental expense was approximately $10,300 in 1998 and $16,400 in 1997 and $23,000 in 1996.

 All owned offices are in the name of the Bank. Prior to March 10, 1995, two (2) offices were owned by Southern Wyoming Realty Corp., a wholly-owned subsidiary of the Bank. Effective March 10, 1995, Southern Wyoming Realty Corp. was dissolved and all of its assets were transferred and conveyed to the Bank.

  For information relating to the Company's investment policies, see "Item 1- Description of Business -- Statistical Disclosure" of this Annual Report on Form 10-K.


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

Item 4 -     Submission of Matters to a Vote of Security Holders

  Not applicable.
                PART II

Item 5 -     Market for the Registrants Common Equity and Related Stockholder
Matters

  On January 3, 1994, the Company listed its common stock on the National Association of Securities Dealers Quotation System (NASDAQ) Small Cap Market. Although the market for the Company's common stock has become more active since the initial listing, as with many stocks of companies such as the Company, trading remains limited. At the Annual Meeting of Shareholders on May 7, 1998, the shareholders of the Company approved an amendment to the Certificate of Incorporation for the Company and a corresponding 3-for-1 stock split pursuant to which each issued and outstanding share of common stock split became effective on June 8, 1998.

  As of March 16, 1999, the "Bid" and "Ask" price of the Company's common stock was $14.00 and $14.50 per share, respectively, as reported on the NASDAQ Small Cap Market. The market price for the Company's common stock is reflected daily on the NASDAQ Small Cap Market under the symbol LEBC. These quotations, as well as quotations set forth in the following table, represent inter-dealer quotations without adjustment for retail mark-ups, mark-downs, or commissions, and may not necessarily represent actual quotations. First Albany Corporation, Ryan, Beck & Company, McConnell, Budd and Downes, and Tucker Anthony, Inc. all make a market in the Company's common stock. All shareholders who own their stock in their individual names are eligible to participate in the Company's Dividend Reinvestment Plan which was introduced in November 1991 and 37% of those eligible participate. The following table sets forth the quarterly high and low "Bid" quotations, after giving effect to a 3-for-1 stock split that was implemented on June 8, 1998, for the years ended December 31, 1998 and 1997, respectively:

Quarterly Data                     1998                           1997
Bid Price           4th       3rd      2nd      1st     4th     3rd       2nd       1st
                  --------  --------  ------  -------  -----  --------  --------  -------
     High         $16.00    $20.50    $22.67  $19.50   $17.00 $15.75    $12.42    $12.25
     Low          $13.63    $13.50    $18.08  $15.00   $13.33 $12.25    $11.50    $10.25

  The Company declared dividends of $.32 per share to its shareholders during the year ended December 31, 1998. In 1997, the Company declared annual dividends of $.27 per share (after giving effect to the above referenced stock split). Although the Board of Directors of the Company has declared its intention to continue the payment of cash dividends on the Company's common stock, no assurance can be given that any dividends will be declared or, if declared, what the amount of the dividends will be or whether such dividends, once declared, will continue. As a bank holding company, the Company's ability to pay dividends is primarily a function of the dividend payments it receives from the Bank, which are subject to certain limitations. See Note 19 of "Notes to Consolidated Financial Statements" included in this Annual Report on Form 10-K on pages 58 - 60 . In determining the amount of such dividends to be paid by the Company, if any, the Board of Directors will consider such factors as the earnings and financial condition of the Company, as well as regulatory requirements and the Bank's need to retain capital to support its growth.



Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations

  The purpose of this section is to focus on relevant business events and information provided in this Annual Report. For a full understanding of this discussion, reference should be made to the Consolidated Financial Statements, and Notes thereto, and the Consolidated Financial Highlights herein. The preceding Financial Statements were audited by PricewaterhouseCoopers LLP, but have neither been audited nor approved by the FDIC.

  Letchworth Independent Bancshares Corporation (the "Company") is a bank holding company with one subsidiary, The Bank of Castile (the Bank). The Bank is a full-service, community oriented, commercial bank that offers a full range of commercial and consumer banking services to municipalities, businesses and individuals. During 1997, the Bank also began offering trust and investment services to its customers.

  The Bank conducts its operations through its main office located in Castile, New York, and at its ten (10) branch offices in towns situated in and around the areas commonly known as the Letchworth State Park and the Genesee Valley regions of New York State. Specifically, the Bank has branch offices in the towns of Arcade, Avon, Batavia, Caledonia, Gainesville, Geneseo, LeRoy, Perry, York (Retsof), and Warsaw.

  The Company's strategic plan calls for the continued growth of its banking franchise through the acquisition of additional offices in similar communities and/or the opening of new offices in the current market area or adjoining areas to include suburban Rochester and Buffalo. The Company will also be alert to related business opportunities that would allow for diversification of its existing franchise. In January of 1999, the Company announced its intention to purchase between 58 and 66% of the outstanding shares of The Mahopac National Bank, located in Putnam County, New York, pending regulatory and shareholder approval. The Mahopac National Bank has three branches and ended the year 1998 with $148.4 million in assets. The purchase price was $9,700 per share, or slightly less than one and one-half times the Mahopac Bank's book value and will be paid for in cash. Arrangements have been made for the potential purchase of the remainder of the shares within an 18- to 24-month period.

  The Company's market area has remained reasonably healthy. As evidenced by the following chart, the average annual unemployment rate has remained relatively constant in Livingston and Genesee counties, while increasing somewhat in Wyoming County.

          Genesee   Livingston   Wyoming
         ---------  -----------  --------
1998       5.5%         4.8%      8.2%
1997       5.4%         4.6%      6.6%
1996       5.1%         5.3%      6.4%

   Several new companies have relocated or expanded in the three county area during the past year. However, a large manufacturer in Perry curtailed its operations during 1998, and the continual uncertainty about many major Rochester and Buffalo employers are cause for concern.

Financial Condition

1998 Compared With 1997

  The total assets of the Company as of December 31, 1998, increased by $21.8 million to $281.7 million, representing an 8.36% increase from the $259.9 million figure as of December 31, 1997. This growth in total assets occurred primarily in the Bank's loan portfolio, which increased by 16.79% or $26.9 million.

  The Company's commercial real estate loans increased to $39.9 million at year-end 1998, up from $35.0 million at year-end 1997. Commercial and industrial loan volume increased by $4.6 million to $38.2 million at year-end 1998, representing an increase of 13.64% from the year ended December 31, 1997. In the view of management, the growth in commercial and industrial loans is at least partially due to the business development efforts of the Company's calling officers and a continuing change in strategic focus of larger competing institutions away from this type of lending. This is also the primary reason for the $4.1 million, or 13.13%, increase in our agricultural loan portfolio, which consists primarily of loans to larger dairy farms and selected cash-crop farms. Although deregulation in the dairy industry has and will continue to produce volatile milk prices, the agricultural customers included in the Bank's portfolio have generally shown continued solid profitability in spite of this volatility.

  The consumer loan portfolio increased by $8.8 million, or 82.68%, to $19.3 million at December 31, 1998. The increase in volumes in the consumer loan area is primarily due to the first full year of operation of an indirect automobile lending program, which offers new and used automobile loans through a network of selected local auto dealers. The indirect portfolio grew to $8.8 million at year-end 1998

  The Company's residential real estate loans, including home equity lines of credit, increased by $4.5 million, or 9.11%, to $53.6 million at December 31, 1998. This increase resulted, in part, from the retention in our portfolio of many of the fifteen-year, fixed rate mortgage originations. The volume of home equity lines of credit remained steady at $10.1 million at year-end 1998, when compared to the prior year. These loans are priced in an adjustable manner tied to the New York Prime rate and reprice quarterly, and have been subject to fierce marketplace competition.

The Company's allowance for loan losses at December 31, 1998 is $2.4 million, or 1.27% of the net loans outstanding. This reflects a $532,567 addition to the provision for possible loan losses and $183,476 in net charge-offs during the year 1998. The Company's allowance for loan losses is determined after a detailed analysis of the overall credit quality of the portfolio, as well as the types of loans in that portfolio. The percentage has been increased slightly from the 1997 level due to the growth of the indirect automobile loan portfolio, which is expected to have a higher level of charge-offs.

The Company carried a higher level of "one-day funds" during 1998 because the interest rate available on this type of investment was more advantageous than alternative longer term investments. As a result of the change in accounting standard, the Company transferred its entire investment securities portfolio from the "held to maturity" to the "available for sale" portfolio, providing increased flexibility to Company management. Since unrealized gains or losses in the "available for sale" portfolio are accounted for differently than the "held to maturity" portfolio, this contributed to a significant increase of $952,073 in unrealized gains or losses in securities in the shareholders equity section.

The Bank's premises and equipment decreased less than $0.1 million, since no major building or renovation projects were undertaken during 1998. During 1999, several technology upgrades are being considered, as well as some additional plans to renovate a branch office and create additional administrative space

  Total deposit growth in 1998 was $23.6 million, or 10.89%, increasing to $240.9 million at December 31, 1998. Changes during the year, by category, were as follows: an increase of $4.3 million in noninterest bearing deposits; an increase of $2.7 million in savings deposits; a $2.3 million increase in NOW accounts; a decrease of $1.2 million in certificates of deposit under $100,000; and an increase of $10.4 million in certificates of deposit greater than

$100,000. At year-end 1998, the Bank also had $1.2 million in securities sold under agreements to repurchase, down from $1.7 million at year-end 1997. The increase in certificates of deposit greater than $100,000 is related to municipal activity.

  Noninterest bearing deposits increased to $36.4 million at year-end 1998, a 13.56% increase when compared to year-end 1997. The Geneseo office opened in January of 1998 and at year end had $5.1 million in total deposits. The remaining growth in total bank deposits detailed above was internally generated. Average noninterest-bearing deposits increased from $25.2 million for the year ended 1997 to $32.1 million for the year ended 1998. Average noninterest-bearing deposits as a percentage of total average deposits increased from 12.08% at year-end 1997 to 13.24% at year-end 1998, as a result of the increased commercial lending activity.

     Borrowings from the Federal Home Loan Bank at December 31, 1997, totaled $7.8 million. Principal payments totaling $5.3 million were made throughout the year, while an additional advance of $1.5 million was taken, leaving a balance outstanding of $4.0 million at December 31, 1998. The advance of $1.5 million as advanced on December 31, 1998, matures on December 31, 1999, and carries an interest rate of 5.25%.

  The Company's shareholders' equity increased to $33.6 million at year-end 1998, up 5.89% from the $31.8 million figure at year-end 1997. The change in equity was primarily affected during 1998 by the retention of 67.78% of 1998 earnings and the repurchase of 86,847 treasury shares at a total cost of $1,553,933.


Results From Operations

Net income increased to $3.3 million for 1998 from $3.1 million in 1997 and $2.9 million in 1996, primarily due to growth in the net interest income and other operating income offset somewhat by increases in operating expenses. Despite the 5.64% increase in net income for 1998, basic earnings per share decreased from $1.10 in 1997 to $1.01 in 1998, and diluted earnings per share decreased from $1.00 to $.99, primarily due to the conversion of warrants in December of 1997. During 1997, 164,700 of outstanding warrants were redeemed for one share of common stock at $23 each, bringing in additional capital of $3,788,100.
Basic earnings per share were $1.06 for 1996 increasing to $1.10 in 1997, while diluted earnings per share were $.97 for 1996 increasing to $1.00 for 1997.
This reflects more constant level of shares outstanding during those periods and increased net income.

  The yield on the Company's interest-earning assets was 8.30% for the year ended December 31, 1998, an decrease of 11 basis points from the yield of 8.41 % for the year ended December 31, 1997, and 4 basis points from the yield of 8.34% for the year ended December 31, 1996. During these same periods, the rate for total interest-bearing liabilities increased for the year ended December 31, 1997 and 1996, respectively to 4.24% from 4.16% and 4.02%. As a result, the net interest spread decreased slightly to 4.06% for the year ended December 31, 1998, from 4.26% for 1997 and 4.32% for 1996. The net interest margin of 4.81% decreased slightly in 1998 compared to 4.93% in 1997 and 4.92% in 1996.

     The provision for loan losses increased to $532,567 in 1998 from $368,165 in 1997 and $282,510 in 1996, due primarily to growth in the loan portfolio. As previously discussed, management provides for loan losses based on its determination of the appropriate allowance for loan losses.

The Company's other operating income for the year ended December 31, 1998, increased by $290,669 or 22.44% from the prior year, which had increased by $126,085 or $10.78% from 1996. The increases for both 1998 and 1997 resulted primarily from increased service charges and an increase in the number of transaction deposit accounts.

  The Company's other operating expenses increased to $8.5 million in 1998, up 10.35% from $7.7 million for 1997, which was up 4.65% from $7.4 million in 1996. The increase from 1997 to 1998 is the result of a number of factors, including:
a) a $474,921 or 11.39% increase in salaries and benefits primarily due to normal annual salary adjustments, a full year of staffing for the new Geneseo office and the new trust and investment department, the hiring of several additional key employees in various administrative areas, and an increase in the ESOP related expense due to accounting related adjustments; b) a $109,371 or 14.09% increase in equipment expense primarily related to a full year's depreciation on the imaging and power proof system, the automated telephone banking system, and the furniture and fixtures related to the Geneseo office; c) a $173,911 or 8.88% increase in other operating expenses due primarily to increases in customer volumes, various specific software programs and their related maintenance programs purchased in order to improve efficiency, provide improved customer service and aid with compliance to current regulations.

  The increase from 1996 to 1997 was affected primarily by: a) a $109,203 or 2.69% increase in salaries and employee benefits, which accounts primarily for the normal annual increases for employees; b) a 24.92% increase of $154,807 in equipment expense reflecting primarily the initial year of the new imaging and power proof equipment; c) a $225,707 or 13.03% increase in other operating expenses, which includes a significant increase in costs to service a growing customer base as well as enhanced marketing costs d). These increases were partially offset by a decrease of $155,706 or 81.92% in FDIC insurance premiums, which were reduced for all "well capitalized" banks.

  The provision for income taxes amounted to $1,365,903 for 1998, down from $1,487,000 in 1997. The Company's effective tax rate decreased to 29.2% in 1998 from 32.2% in 1997 as a result of increased tax-exempt interest income. The income tax provision for 1996 was $1,351,000 for an effective rate of 32.0%.

Impact Of The Year 2000

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

In May 1997, the Federal Financial Institutions Examination Council ("FFIEC") issued an interagency statement to the chief executive officers of all federally supervised financial institutions regarding Year 2000 project management awareness. The FFIEC has highly prioritized Year 2000 compliance in order to avoid major disruptions to the operations of financial institutions and the country's financial systems. The FFIEC statement provides guidance to financial institutions, providers of data services, and all examining personnel of the federal banking agencies regarding the Year 2000 issue. The federal banking agencies have been conducting Year 2000 compliance examinations, and the failure to implement an adequate Year 2000 program can be identified as an unsafe and unsound banking practice.

The Board of Directors assigned responsibility for the Year 2000 project to the standing Risk Committee with the Vice President, Manager of Information Services as coordinator. Furthermore, the five-step approach recommended by the FFIEC was adopted as the project guideline: 1. Awareness; 2. Assessment; 3. Renovation; 4. Validation; and 5. Implementation

The first two stages were substantially completed during the third quarter of 1997. The second phase included the identification of all processes, hardware and software, as well as interdependencies impacting operations. An inventory of these items was assembled, priorities established and resources allocated to complete the necessary modifications to minimize the Company's exposure.

Because the Company does not have any "in house" programming, but instead uses the services of outside software packages, the renovation stage became more of a monitoring project to ensure that the systems we use are compliant. The following major systems were upgraded to Year 2000 compliant versions: Core Processing System (May 21, 1998); Direct Deposit/Automated Clearing House (ACH) (August 27, 1997); Item Processing System (October 9, 1998).

All identified mission critical processes were ready by December 31, 1998, except that an additional upgrade to the ACH program provided by New York Automated Clearing House was not available until February 3, 1999. This has been received and installed.

During the validation stage, each system is being tested to determine if it correctly processes data for the thirteen dates that have been identified by the regulators as crucial. The core processing system and item processing system have thus far been successfully tested through the March 31, 2000, test date. The remainder of the test dates for all the other mission critical items will be completed by March 31, 1999. Validations for the non-critical processes are scheduled to be completed by June 30, 1999.

The validation stage and the implementation stage overlap for the Company, since it uses the services of outside software packages. All of the mission critical software has been installed and is operating in the Bank's systems, and continues to be tested as part of the implementation process.

The Company has initiated formal communications with all of its significant suppliers, utility providers, and customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company is requesting that third party vendors represent their products and services to be Year 2000 compliant and that they have a program to test for that compliance. However, the response of certain third parties is beyond the control of the Company. The Company has developed contingency plans to address anticipated worst case scenarios. Contingency plans may include increasing liquidity levels, adjusting facility shutdown and start-up schedules, and other appropriate measures. Once developed, contingency plans and related cost estimates will be continually refined as additional information becomes available. At this time the Company cannot, however, estimate the additional cost, if any, that might develop from such contingency plans. The Company is prepared to curtail credit availability to customers identified as having material exposure to the Year 2000 issue. However, the Company's ability to exercise such curtailment may be limited by various factors, including existing legal agreements and potential concerns regarding lender liability.

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

Year 2000 compliance costs incurred during fiscal 1998 totaled approximately $25,500, the majority of which was related to external consulting. This figure does not include the implicit costs associated with the reallocation of internal staff hours to Year 2000 project-related efforts. At this time, management estimates additional Year 2000 compliance costs, which are expenses on a current period basis, at approximately $187,900. This estimate does not include normal ongoing costs for computer hardware (including ATM's) and software that would be replaced in the next year in conjunction with the Company's ongoing programs for updating its delivery infrastructure. The Year 2000 project cost estimate may change as the Company progresses in its Year 2000 program and conducts further testing concerning third parties. At this time, no significant projects have been delayed as a result of the Company's Year 2000 effort.

Despite the Company's activities in regard to the Year 2000 issue, there can be no assurance that partial or total systems interruptions or the costs necessary to update hardware and software would not have a material adverse effect upon the Company's business, financial condition, results of operations, and business prospects.

Recovery under existing insurance policies would be available depending upon the circumstances of a Year 2000 related event and the type of facility involved. Generally, no recovery would be available in the event of an orderly shutdown that does not result in damage to the facility. Potential recoveries in the event of facility damage, including business interruption, however, would be subject to deductibles.

The Company presently believes that the Year 2000 issue will not pose significant operational problems or have significant impact on its financial condition, results of operations or cash flows. However, if the third party modification plans are not completed and tested on a timely basis, the Year 2000 issue may have a material impact on the operations of the Company.

The Company has taken a proactive approach to increase Year 2000 compliance of its commercial customers. At a recent seminar held for the Bank's commercial customers, a representative from the Federal Reserve Bank specifically addressed the Year 2000 compliance issue. Additionally a series of letters regarding Year 2000 compliance were mailed to all commercial customers.


Rate Sensitivity And Funds Liquidity Management

  Market Risk Management
  ----------------------

     The Company's management recognizes that taking measured risk is necessary to effectively manage the daily operations and to maximize shareholder value. Management policy, strategy, measuring and controlling interest rate risk is the primary market risk and the responsibility of the Asset/Liability Committee.
The Committee Chairman is an outside director and other members include the Chairman of the Board of Directors, the President, the Chief Financial Officer, and certain other senior level managers.

Interest-rate sensitivity on after-tax earnings:
The Company deploys several analytical approaches to monitor and manage interest-rate risk and cash flow impact, including income simulation and interest sensitivity (gap) analyses. The primary analytical tool to assess the direction and magnitude of changes in net-interest income resulting from changes in interest rates is the Olson Interest Sensitivity Model This is used to estimate the effect of those changes on after-tax earnings in a 12 months period Key assumptions in the model include prepayment speeds on mortgage-related assets; changes in market conditions, loan volumes and pricing; deposit sensitivity; and management's financial capital plans. The Company has no derivative financial instruments and does not maintain a trading portfolio. Sensitivity of fee income to market interest-rate levels, such as those related to cash management service products and mortgage servicing, are included. The model incorporates management assumptions about the level of interest rate or balance changes on indeterminate-maturity deposit products (savings, money market, NOW, and demand deposits) for a given level of market rate changes. These assumptions have been developed through a combination of historical analysis and future expected pricing behavior. The assumptions will vary with direction and velocity of interest rate changes.

Floating and fixed rate securities and loans are categorized according to their repricing opportunities. Fixed rate loans are categorized according to their contractual payment schedules. Additionally, changes in prepayment behavior of the residential mortgage portfolio in various rate environments are captured using industry estimates of prepayment speeds for various coupon segments of the portfolio. Fixed rate securities reflect recent payment speed assumptions, which are derived from independent pricing services. Also, the impact of planned growth is factored into the simulation model.

The applied assumption are inherently uncertain and, as a result, the model cannot precisely estimate net-interest income or precisely predict the impact of higher or lower interest rates on net-interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest-rate changes, and fluctuation in market conditions and management strategies, among other factors. The Company's objective is to limit the exposure to annual earnings at risk from a 100 basis point immediate and sustained parallel change in interest rates. Management believes, in the current interest rate environment, an annual impact of 100 basis point shift is a reasonable simulation. Based upon the simulation, as of December 31, 1998, the Company had the following estimated earnings sensitivity profile:

After-tax earnings change:
     +100 basis points    -100 basis points
     +$466,000             $(523,000)

Inherent within interest-rate risk assessment are areas of specific exposure that the Company monitors closely and routinely. The following are particular risks that would necessitate varying management strategies:

 .  Municipal interest rates due to the Company's concentration
 .  New York Prime Rate due to a large segment of commercial and home equity loan indices
 . Intermediate-term U.S. interest rates due to the Company's investment in 15-year residential mortgage loans for a small portion of its portfolio

Company management continues to build historical databases and evaluate the effectiveness and veracity of its model and simulations to increase awareness of inherent risks. Simulation and evaluation of interest rate risk is a dynamic and integrated process.



Liquidity
---------

  The Asset/Liability Committee also is responsible for ensuring that the Company maintains adequate liquidity and safety of depositor funds.

  Liquidity is provided by the Company's investment portfolio, including the federal funds position, which averaged 30.21% and 33.31% of average total assets in 1998 and 1997, respectively. The investment portfolio had a weighted average maturity of 48 months in 1998 versus a 41-month average maturity in 1997, with $14.7 million of the investment portfolio maturing in one year or less. The size of the investment portfolio decreased modestly during 1998, as more of the Company's funding was allocated to the fed funds sold in anticipation of the acquisition of the Mahopac National Bank.

  The purchase or sale of federal funds provides daily liquidity with various institutions. During 1998, the Bank was a seller of federal funds with average daily sales of $8.3 million. Although employed for only 14 days during 1998, the Bank also has the ability to borrow from the Federal Reserve Bank of New York, a correspondent bank, or the Federal Home Loan Bank (the "FHLB"). Membership in the FHLB system allows the Bank to borrow periodically on a short-term or long-term basis at preferred rates. At December 31, 1998, the Bank had borrowings of $3,968,283 on a long-term basis from the FHLB to fund the Employee Stock Ownership Plan (ESOP) and for other purposes Included in the total borrowing is $1.5 million borrowed in December 1998 with a fixed rate and a one-year term. The proceeds from these advances have been invested in longer term, tax-exempt municipal bonds and collateralized mortgage obligations to help lower the Bank's asset sensitivity position. The overall liquidity of the

Company is supplemented by its core deposits that, as previously noted, have grown both in volume and in percentage of total deposits.

  The Bank also had secondary market loan sales and loan participations with other institutions totaling $1.7 million in various commercial, agricultural and residential mortgage loans during 1998. Management expects to continue such sales from time to time.

  Capital
  -------

  The Company's overall capital level as of December 31, 1998, was at a record level, well in excess of regulatory guidelines. The Company's Tier 1 and Total Capital ratios were 17.84% and 19.10%, respectively. The significant increase in capital during 1998 is due in large part to the exercise of the warrants. This activity raised a total of $3.8 million during 1997. During 1997 and 1998, the Company purchased $.4 million and $1.6 million, respectively, in common stock and warrants from the previously announced stock re-purchase plan.

Measures of Performance

  Various measures of performance are available to analyze any bank's safety, soundness, and financial health. The Consolidated Financial Highlights section of this Annual Report details common measures such as return on assets, return on equity, and earnings per share. Other indicators are as follows:

1. Banks measure how they have covered other operating expenses with noninterest or fee income. In 1998, 1997, and 1996, the Company covered 18.65%, 16.81%, and 15.88%, respectively, of such operating expenses with noninterest income or fees.

2. The capital ratio measures the ending capital of a bank as a percentage of its ending assets. The ratio reflects a bank's ability to support deposit growth and provide a reserve for any potential future deterioration in asset quality. At year-end 1998, the capital ratio of the Company was 11.94%, down from 12.22% at year-end 1997. This change primarily is a result of the repurchase of approximately $1.6 million in outstanding stock

3. The loan-to-deposit ratio is a secondary measure of liquidity. The Bank's loan-to-deposit ratio increased to 77.57% at year-end 1998 from 73.65% in 1997. This ratio is under the 80% ceiling set forth in the Company's strategic plan and indicates that the Bank maintains adequate liquidity and is actively serving the credit needs of its community. The ratio was clearly affected by the larger increase in the loan volume, compared to the increase in deposits during 1998.

4. Asset quality is a critical measure of any bank's potential for continued performance. The net loan charge-offs of the Bank were $183,956, $180,765, and $157,610, for years ended December 31, 1998, 1997, and 1996, respectively. During 1998, 1997, and 1996, the ratio of net charge-offs to average loans outstanding was .11%, .12% and .12%, respectively, which are very low percentages when compared with our peer group. In 1998, net loan losses were spread among the commercial and industrial, real estate, and consumer loan categories, with no losses in the agricultural loan category.

5. The allowance for possible loan losses as a percentage of total loans outstanding remained constant at 1.27% for the year-end 1998 and 1997. As a result of the growth of the loan portfolio and the charge-offs during 1998 and 1997, $532,567 and $368,114, respectively, were charged to the provision for loan losses. The Company uses three factors to assess the adequacy of the allowance for possible loan losses. They are: an internal loan classification report, regulatory loan classifications, and historical loan losses. Based on these factors, the allowance for loan losses is considered to be adequate.

6. With the category of non-performing loans defined as non-accruing loans plus accruing loans past due 90 days or more, the Company had $857,900 in non-performing loans at year-end 1998, or .46% of total loans, and $824,600 in non-performing loans at year-end 1997, or 0.52% of total loans. This compares very favorably with peer group banks.



Bank Facilities and Services

   In July 1997, the Bank purchased a 9,600-square-foot, one-story, building in downtown Geneseo New York. The exterior of the building was renovated, as was one-half of the interior for use as the Bank's 11th branch office, which opened on January 5, 1998. The interior was designed to function as a financial center and includes the Bank's new trust and investment department. The other half of the building is leased to the U.S. Postal Service.

   The Company has joined with five other area community banks by investing in Cephas Capital Partners, LLC, a small business investment corporation. Cephas makes loans commonly known as "mezzanine" financing to present bank customers and others. The venture has broadened the Bank's service offerings and, to date, has met the modest profit expectations.

   The Bank applied for and was granted trust powers during 1997. Presently the Bank has a full-time trust officer and an assistant working closely with Tompkins County Trust Company of Ithaca, New York, to provide a full range of trust and investment services to existing and new customers. The Bank currently has $12 million under management.

Market for the Common Stock

       The market price for the Company's common stock is reflected on the National Association of Securities Dealers Automated Quotation System (NASDAQ) Small Cap Market under the symbol LEBC. The Company's warrants expired on December 31, 1997, and are no longer valued. Ryan, Beck & Company; McConnell, Budd, and Downes; Tucker Anthony, Inc.; and First Albany Corporation, all make a market in the Company's common stock. However, trading in the Company's common stock is limited, and therefore, no assurance can be given that an active or liquid market for the common stock does or will exist. Presently, there are more than 1,000 holders of the Company's securities. All shareholders who own the stock in their own name are eligible to participate in the Company's Dividend Reinvestment Plan, which was introduced in November of 1991 and has many participants.

       On February 19, 1999, the closing Bid/Asked price for the Company's common stock as quoted on the NASDAQ Small Cap Market was $15.50/$14.875. These quotations represent inter-dealer quotations without adjustment for retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions. The price is basically similar to what it was one year ago after having increased to a price of $22 in July of 1998. This is a pattern followed by many smaller cap companies, particularly community banks, which have not benefited from the fourth quarter rebound enjoyed by many of the larger cap stocks. We continue to be pleased with the increased trading volume that the Company's stock enjoyed this year and believe that this increasing activity will have a positive long-term benefit to the Company.

       During 1998, the Company declared four quarter dividends totaling $.32 per share of common stock. This represents an increase of $.05 or 18.52%, over the amount declared in 1997. As explained in Note 19 of the Consolidated Financial Statements, the Company's ability to declare dividends is restricted by law and related restrictions as to the amount of funds that can be transferred from the Bank to the parent company.

Performance Summary

  The Company's return on average shareholders' equity was 10.22%, compared to 11.22% and 11.86% for 1997 and 1996, respectively. The decrease from 1996 is attributable to the substantial increase in capital from the exercise of warrants that expired in December 31, 1997. The Company's return on averages assets was 1.22% in 1998 compared to 1.26% in 1997 and 1.22% in 1996

Item 7 -     Financial Statements


Report of Independent Accountants
PricewaterhouseCoopers LLP

To the Board of Directors and Shareholders of Letchworth Independent Bancshares Corporation



                       Report of Independent Accountants


To the Board of Directors and Shareholders of Letchworth Independent Bancshares Corporation


In our opinion, the accompanying consolidated statement of condition and the related consolidated statements of income, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Letchworth Independent Bancshares Corporation and its subsidiary at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
Buffalo, New York
Consolidated Statement of Condition

                                                                                            December 31,
                                                                           1998                                       1997
ASSETS:

Cash and due from banks                                                $ 10,647,917                               $ 10,863,023
Federal funds sold                                                        9,250,000                                  1,550,000
Investment securities:
   Available for sale                                                    65,255,014                                 34,356,500
   Held to maturity
     (market value of $44,242,300 at December 31, 1997)                           -                                 43,109,322
   Other
     (market value: $2,083,501 in 1998: $1,702,331 in 1997)               2,083,501                                  1,702,331
Loans, net of allowance for loan losses of $2,377,300
   and $2,028,600, respectively                                         184,459,034                                157,943,432
Accrued interest receivable                                               1,731,499                                  1,740,101
Premises and equipment, net                                               6,344,049                                  6,419,871
Other assets                                                              1,891,872                                  2,254,116

       Total assets                                                    $281,662,886                               $259,938,696


LIABILITIES AND SHAREHOLDERS EQUITY:

Deposits:
   Noninterest bearing                                                 $ 36,432,791                               $ 32,083,730
   Interest bearing                                                     204,419,241                                185,121,594

   Total deposits                                                       240,852,032                                217,205,324

Securities sold under agreements to repurchase                            1,198,294                                  1,673,911
Accrued interest payable                                                  1,158,630                                    810,382
Accrued taxes and other liabilities                                         856,636                                    677,005
Advances from Federal Home Loan Bank                                      3,968,283                                  7,812,302

   Total liabilities                                                    248,033,875                                228,178,924


Commitments and contingent liabilities                                            -                                          -

Shareholders' equity:
   Common stock, $1.00 par value, 5,000,000
      shares authorized, 3,390,650 and 1,124,852
      shares issued, respectively                                         3,390,650                                  1,124,852
   Capital surplus                                                       12,347,915                                 14,436,634
   Retained earnings                                                     18,673,887                                 16,428,534
Unearned employee stock ownership plan shares                              (490,654)                                  (539,320)
Accumulated other comprehensive income                                    1,261,145                                    309,072
Treasury stock at cost                                                   (1,553,933)                                         -
    Total shareholders' equity                                           33,629,011                                 31,759,772

Total liability & shareholders' equite                                 $281,662,886                               $259,938,696

CONSOLIDATED STATEMENT OF INCOME

                                                                             Year ended December 31,
                                                               1998                    1997                   1996
INTEREST INCOME:

  Interest and fees on loans                                $ 16,349,568           $ 14,610,342             $ 13,203,737
  Interest and dividends on investment securities-
     Taxable                                                   2,632,681               3,254,623               3,580,580
     Exempt from federal income taxes                          1,518,300              1,302,147                1,116,078
  Interest on federal funds sold                                 437,218                 285,446                 239,712

       Total interest income                                  20,937,767             19,452,558               18,140,107

Interest expense on deposits and advances                      8,811,114               8,052,605               7,443,397

  Net interest income                                         12,126,653              11,399,953              10,696,710
  Provision for loan losses                                      532,567                368,165                  282,510

        Net interest income after provision
        for loan losses                                       11,594,086             11,031,788               10,414,200



OTHER OPERATING INCOME:
  Service charges on deposit accounts                          1,081,239                974,291                  913,667
  Other charges and fees                                         138,434                 89,961                   90,925
  Net gain on sales of loans and investment securities            71,679                 39,906                   26,767
  Other operating income                                         294,491                191,016                  137,730
        Total other operating income                           1,585,843              1,295,174                1,169,089



OTHER OPERATING EXPENSE:
  Salaries and employee benefits                               4,644,958              4,170,037                4,060,834
  Equipment expense                                              885,402                 76,031                  621,224
  Occupancy expense                                              513,960                491,843                  505,532
  Printing and supplies                                          286,872                274,459                  252,491
  FDIC assessment                                                 38,783                 34,371                  190,077
  Other operating expenses                                     2,131,408              1,957,497                1,731,790

         Total other operating expense                         8,501,383              7,704,238                7,361,948

Income before income taxes                                     4,678,546              4,622,724                4,221,341
Provision for income taxes                                     1,365,903              1,487,000                1,351,000

         Net income                                          $ 3,312,643           $  3,135,724             $  2,870,341

Basic earnings per share                                           $1.01                  $1.10                    $1.06
Diluted earnings per share                                         $ .99                  $1.00                     $.97

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                Unearned
                                                                                employee    Accumulated
                                                                                 Stock         other         Treasury     Total
                                           Common     Capital      Retained    ownership   comprehensive      stock   Shareholders'
                                           stock      Surplus      earnings   plan shares      income        at cost      equity
                                        -------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995             $  899,970 $10,206,024  $11,778,164    $(365,678)    $  307,400   $         -  $22,825,880
Comprehensive income:
   Net Income                                                      2,870,341                                              2,870,341
     Other comprehensive income,
        net of tax:
          Unrealized loss on investment
             securities,  net of
             reclassification adjustment                                                        (144,531)                  (144,531)
                                                                                                                      -------------
                                                                                                                          2,725,810
Exercise of stock options and warrants       39,416     667,024                                                             706,440
ESOP shares committed to be released                     37,072                   112,583                                   149,655
Cash dividends declared ($.22 per share)                            (602,191)                                              (602,191)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996                929,386  10,910,120   14,046,314     (252,095)       162,869             -   25,805,594
Comprehensive income:
   Net Income                                                      3,135,724                                              3,135,724
     Other comprehensive income,
        net of tax:
          Unrealized loss on investment
             securities,  net of
             reclassification adjustment                                                         146,203                    146,206
                                                                                                                      -------------
                                                                                                                          3,281,927
Exercise of stock options and warrants      185,466   3,914,124                                                           4,099,590
Repurchse of warrants                                  (429,500)                                                           (429,500)
ESOP shares committed to be released                     41,890                    59,925                                   101,815
Additional shares purchsed by ESOP                                               (346,150)                                 (346,150)
Cash dividends declared ($.27 per share)                            (753,504)                                              (753,504)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997              1,124,852  14,436,634   16,428,534     (539,320)       309,072             -   31,759,772
Comprehensive income:
   Net Income                                                      3,312,643                                              3,312,643
     Other comprehensive income,
        net of tax:
          Unrealized loss on investment
             securities,  net of
             reclassification adjustment                                                         153,314                    153,314
         Cumulative effect of change in
             accounting principle                                                                798,759                    798,759
                                                                                                                      -------------
                                                                                                                          4,264,716
Exercise of stock options and warrants       13,894      80,057                                                              93,951
Purchase of treasury stock                                                                                  (1,553,933)  (1,553,933)
ESOP shares committed to be released                     83,128                    48,666                                   131,794
Three-for-onestock split                  2,251,904  (2,251,904)                                                                  -
Cash dividends declared ($.32 per share)                          (1,067,289)                                            (1,067,289)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998             $3,390,650 $12,347,915  $18,673,888    $(490,654)    $1,261,145   $(1,553,933) $33,629,011

CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                                   Year ended December 31,
                                                                           1998                   1997              1996
                                                               -------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                               $  3,312,643      $  3,135,724      $  2,870,341
   Adjustments to reconcile net income to
     net cash provided by operating activities-
       Depreciation and amortization                                           1,070,299           936,294           890,391
       Provision for possible loan losses                                        532,567           368,165           282,510
       ESOP compensation expense                                                 131,794           101,815           149,655
       Gain on sale of investments                                               (60,352)          (36,850)          (12,924)
       Gain on sale of loans                                                     (11,327)           (3,056)          (13,843)
       Deferred tax (benefit) provision                                         (119,864)           93,400             7,200
       Decrease (increase) in interest receivable                                  8,602           (23,860)          233,025
       Decrease (increase) in other assets                                       (44,635)         (194,133)          (48,140)
       Increase (decrease) in interest payable                                   348,248           102,002           (38,971)
       Increase in accrued taxes
         and other liabilities                                                   108,495           267,817           626,465
                                                               -------------------------------------------------------------
   Net cash provided by operating activities                                $  5,276,470      $  4,747,318      $  4,945,709
                                                               -------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of securities available
     for sale                                                               $  5,256,297      $  4,028,594      $  4,519,219
   Proceeds from calls and maturities of   securities
       Held to maturity                                                        9,200,886         7,574,377        10,038,268
       Available for sale                                                     13,708,484        10,632,975         3,491,312
   Proceeds from sale of loans                                                 1,686,773         1,006,133         1,281,775
   Purchases of securities
       Held to maturity                                                                -        (7,224,304)      (10,440,504)
       Available for sale                                                    (14,707,254)      (14,321,819)       (4,258,207)
       Other                                                                    (381,170)         (442,731)         (468,700)
   Net increase in loans                                                     (28,723,615)      (14,859,633)      (14,242,695)
   Expenditures for capital assets                                              (631,778)       (1,426,058)       (1,198,118)
                                                               -------------------------------------------------------------
   Net cash used in by investing activities                                 $(14,591,377)     $(15,032,466)     $(11,277,650)
                                                               -------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in savings, NOW, money market
    and non-interest bearing deposits                                       $ 14,382,563      $  3,122,614      $  4,928,493
  Net increase (decrease) in time deposits                                     9,264,145         5,800,688        (1,509,657)
  Net increase (decrease) in securities sold under
    agreements to repurchase                                                    (475,617)          (28,818)          (65,255)
  Proceeds from borrowings                                                     1,500,000         5,000,000         5,000,000
  Repayment of borrowings                                                     (5,344,019)       (5,332,495)         (362,223)
  Exercise of stock options and warrants                                          93,951         3,753,440           706,440
  Repurchase of warrants                                                               -          (429,500)                -
  Purchase of treasury stock                                                  (1,553,933)                -                 -
  Cash dividends paid                                                         (1,067,289)         (753,504)         (602,191)
                                                               -------------------------------------------------------------
  Net cash provided by financing activities                                 $ 16,799,801      $ 11,132,425      $  8,095,607
                                                               -------------------------------------------------------------

Net decrease in cash and cash equivalents                                   $  7,484,894      $    847,277      $  1,763,666
Cash and cash equivalents, beginning of year                                  12,413,023        11,565,746         9,802,080
                                                               -------------------------------------------------------------
Cash and cash equivalents, end of year                                      $ 19,897,917      $ 12,413,023      $ 11,565,746
                                                               -------------------------------------------------------------

Interest paid                                                               $  8,462,865      $  7,950,603      $  7,482,368
                                                               -------------------------------------------------------------
Income taxes paid                                                           $  1,328,806      $  1,113,003      $  1,617,000
                                                               -------------------------------------------------------------

Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Letchworth Independent Bancshares Corporation (the "Company") is a bank holding company headquartered in Castile, New York. Through its subsidiary, The Bank of Castile (the "Bank"), the Company primarily engages in the business of community banking in the Genesee Valley region of Western New York.

Basis of presentation

The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated.

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

Securities available for sale consist of debt and marketable equity securities not classified as securities held to maturity and are stated at estimated fair value. Unrealized gains and losses on securities available for sale are reported as a separate component of other comprehensive income, net of tax, until realized. Amortization of premiums and accretion of discounts are recognized in interest income using the interest method over the period to maturity. Gains and losses on the sale of securities available for sale are determined using the specific-identification method.

Effective July 1, 1998, the Company early adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Standard requires that an entity recognizes all derivative instruments as either assets or liabilities in the Statement of Condition and measure those instruments at fair value. The Company held no derivative instruments encompassed by SFAS No. 133 at any time during the three years in the period ended December 31, 1998. As permitted by SFAS No. 133, at the time of adoption the

Company reclassified investment securities with an amortized cost of $36,988,091 and an estimated fair value of $38,162,736 from held to maturity to available for sale. The cumulative effect of this change in accounting principle has been shown as a component of other comprehensive income in the Statement of Changes in Shareholders' Equity.

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

Goodwill and core deposit intangible

The excess of the cost of acquired entities or operations over the fair value of identifiable assets acquired less liabilities assumed is recorded as goodwill. All of the Company's goodwill and core deposit intangibles are being amortized on a straight-line basis over ten years. The Company periodically assesses whether events or changes in circumstances indicate that the carrying amount of goodwill and core deposit intangibles may be impaired. Impairment is measured using estimates of future cash flows or earnings potential of the operations acquired.

Stock-based compensation

The Company accounts for stock-based compensation using the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," which require compensation cost to be recognized based on the difference, if any, between the quoted market price of the stock on the grant date and the amount an employee must pay to acquire the stock. The Company presents the pro forma compensation expense calculated in accordance with Statement of Financial Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" in Note 9. For purposes of this calculation, pro forma compensation expense is recognized over the vesting period of the option, generally nine years.

Income taxes

The Company accounts for income taxes using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowances, for deductible temporary differences and tax credit carryforwards.

Earnings per share

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Employee Stock Ownership Plan shares not committed to be released are not considered outstanding for purposes of this calculation. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

Stock split

On May 7, 1998, the shareholders approved an increase in the allowable outstanding shares of common stock to 5,000,000 shares and a three-for-one stock split effective for shareholders of record on May 8, 1998. The stock split was recorded by a transfer of $2,251,904 from capital surplus to common stock, representing $1.00 par value for each additional share issued. All per share data has been retroactively restated to reflect the split.

NOTE 2 - ACQUISITION:

In January 1999, the Company entered into an agreement to acquire a majority interest in The Mahopac National Bank (Mahopac), headquartered in Mahopac, New York. Mahopac has three branch offices in Putnam County and had approximately $148 million of assets at December 31, 1998. The Company expects to purchase between 58% and 70% of the outstanding common shares of Mahopac at an expected purchase price between $12.0 million and $14.5 million. The shareholder agreement includes a provision that grants the Company the right to acquire substantially all of the remaining outstanding shares of Mahopac, if the Company's shares of Mahopac have not been previously acquired by the remaining shareholders. The merger, which will be accounted for as a purchase, is subject to the approval of the shareholders of Mahopac and the appropriate bank regulators and is expected to be completed in May 1999.

NOTE 3 - RESTRICTIONS ON CASH AND DUE FROM BANKS: The Federal Reserve Board requires banks to maintain certain minimum cash balances consisting of vault cash and deposits in the Federal Reserve Bank. The amount of such reserves is based on percentages of certain deposit types and totaled $1,598,000 and $2,515,000 at December 31, 1998 and 1997, respectively.

NOTE 4 - INVESTMENT SECURITIES:
The amortized cost and estimated market value of securities available for sale are as follows:

                                                                                  Gross             Gross          Estimated
                                                               Amortized       unrealized          unrealized        market
                                                                 cost             gains             losses           value
                                                           -------------------------------------------------------------------
       December 31, 1998
U.S. Treasury securities and obligations of
   U.S. government corporations and agencies                   $13,742,386       $  346,126          $   (647)     $14,087,865
State and political subdivision obligations                     32,486,465        1,414,614           (24,571)      33,876,508
Mortgage-backed securities                                      17,173,404          161,538           (44,301)      17,290,641
                                                           -------------------------------------------------------------------
                                                  Total         63,402,255        1,922,278           (69,519)      65,255,014
                                                           -------------------------------------------------------------------

December 31, 1997
U.S. Treasury securities and obligations of
   U.S. government corporations and agencies                    14,920,070          270,302            (3,672)      15,186,700
State and political subdivision obligations                      4,812,298          112,351            (1,449)       4,923,200
Mortgage-backed securities                                      14,163,181           98,359           (14,940)      14,246,600
                                                           -------------------------------------------------------------------
                                                  Total        $33,895,549       $  481,012          $(20,061)     $34,356,500
                                                           -------------------------------------------------------------------

The amortized cost and estimated market value of securities held to maturity are as follows:

                                                                            Gross            Gross         Estimated
                                                         Amortized       unrealized       unrealized         market
                                                            cost            gains           losses           value
                                                      ----------------------------------------------------------------
  December 31, 1997
U.S. Treasury securities and obligations of
   U.S. government corporations and agencies             $11,958,264       $  210,724         $  (588)     $12,168,400
State and political subdivision obligations               24,961,440          895,029          (2,769)      25,853,700
Mortgage-backed securities                                 6,189,618           35,303          (4,721)       6,220,200
                                                      ----------------------------------------------------------------
  Total                                                  $43,109,322        1,141,056          (8,078)     $44,242,300
                                                      ----------------------------------------------------------------

The market values of securities are estimated utilizing independent pricing services and are based on available market data. The market values of state and political subdivision obligations that are not actively traded are determined by independent pricing services based on market transactions in comparable securities and various relationships between securities.

The amortized cost and estimated market value of debt securities at December 31, 1998, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

                                                                         Available for sale
                                                                                         Estimated
                                                                  Amortized               market
                                                                    cost                   value

Due within one year                                                   $14,739,654            $14,845,840
Due after one year through five years                                  16,651,369             17,209,062
Due after five years through ten years                                 18,748,905             19,720,399
Due after ten years                                                    13,262,326             13,479,713
                                                          ----------------------------------------------
                 Total Securities                                     $63,402,254            $65,255,014
                                                          ----------------------------------------------


Investments originating from the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association each exceeded 10% of shareholders' equity as of December 31, 1998. The total amortized cost and market value of securities pledged to secure public deposits, as required by law, was $40,439,900 and $41,649,400, respectively, at December 31, 1998.

NOTE 5 - LOANS:

Loans consisted of the following:

                                                                         December 31,
                                                                    1998              1997
                                                           -----------------------------------

Residential real estate                                         $ 53,638,439      $ 49,158,726
Commercial real estate                                            39,948,496        35,046,889
Commercial and industrial loans                                   38,201,766        33,616,025
Agricultural loans                                                35,707,279        31,563,146
Consumer loans                                                    19,340,354        10,587,246
                                                           -----------------------------------
                                                                 186,836,334       159,972,032
Allowance for loan losses                                         (2,377,300)       (2,028,600)
                                                           -----------------------------------
                        Total Loans                             $184,459,034      $157,943,432
                                                           -----------------------------------

Included in residential real estate loans are $15,347,038 and $8,843,953 of loans held for sale at December 31, 1998 and 1997, respectively. Loans serviced for others, principally residential real estate loans, amounting to $10,147,104 and $11,161,100 at December 31, 1998 and 1997, respectively, are not included in the consolidated financial statements.

Impaired loans totaled $262,200 and $576,000 at December 31, 1998 and 1997, respectively. The total allowance for loan losses related to these loans was $90,400, $73,700 and $120,700 at December 31 of 1998, 1997 and 1996,
respectively. The average recorded investment in impaired loans during 1998, 1997 and 1996 was $441,500, $436,800 and $409,900, respectively. Nonaccrual loans totaled $468,300 and $727,100 at December 31, 1998 and 1997, respectively. Accruing loans past due 90 days or more totaled $389,600 and $97,500 at December 31, 1998 and 1997, respectively. Interest income that would have been earned on nonaccrual loans as of December 31, 1998 and 1997 and 1996, would have been $52,382, $26,355 and $42,477, respectively. Interest income that was recognized on these nonaccrual loans for 1998, 1997 and 1996 was not significant.

The Company does not have reportable operating segments as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." A summary of revenues by loan products consists of the following:

                                                 Year ended
                                                 December 31,
                                        1998        1997          1996
                                   ------------ -----------     ----------
Residential real estate            $  4,210,550  $4,017,130     $3,767,700
Commercial real estate                3,838,940   3,299,020      3,155,050
Commercial and industrial loans       3,688,390   3,169,650      2,590,400
Agricultural loans                    2,869,500   2,589,500      2,209,000
Consumer loans                        1,742,208   1,535,042      1,470,587
Total revenue                       $16,349,588 $14,610,342    $13,203,737
                                    ----------- -----------    -----------

As discussed in Note 16, the Company's customers are located primarily in the counties of Genesee, Wyoming and Livingston in New York State. There are no transactions with a single customer that in the aggregate result in revenues that exceed ten percent of consolidated total revenues.

An analysis of changes in the allowance for possible loan losses is as follows:

                                         Year ended December 31,
                                1998             1997             1996
                             ---------------------------------------------
Balance, beginning of year   $2,028,600      $1,841,200        $1,716,300
   Provision expense            532,567         368,165           282,510
   Charge-offs                 (231,112)       (216,280)         (185,599)
   Recoveries                    47,245          35,515            27,989
                             -----------------------------------------------
Balance, end of year         $2,377,300      $2,028,600        $1,841,200
                             -----------------------------------------------

NOTE 6 - PREMISES AND EQUIPMENT:

Premises and equipment, net of accumulated depreciation and amortization, consisted of the following:


                                                             December 31,
                                                       1998           1997
                                                   ----------------------------
Land and improvements                              $   341,182    $   320,976
Premises                                             5,326,295      5,005,423
Furniture, Fixtures and equipment                    4,473,873      4,193,163
Leasehold improvements                                 176,070        176,070
                                                   --------------------------
                                                   $10,317,420    $ 9,695,632
   Accumulated depreciation and amortization        (3,973,371     (3,275,761)
                                                   --------------------------
Net Book Value                                     $ 6,344,049    $ 6,419,871
                                                   --------------------------


Depreciation and amortization expense relating to premises and equipment was approximately $707,600 in 1998, $649,200 in 1997 and $547,500 in 1996.


NOTE 7 - DEPOSITS:

Deposits consisted of the following:

                                                             December 31,
                                                         1998           1997
                                                     ---------------------------
Noninterest bearing demand deposits                  $ 36,432,791   $ 32,083,730
Negotiable order of withdrawal deposits                32,806,269     30,538,409
Savings deposits                                       37,210,480     34,559,819
Money market deposits                                  16,619,819     11,504,838
Certificates of deposit less than $100,000             86,377,846     87,528,729
Certificates of deposit $100,000 or greater            31,404,827     20,989,799
                                                     ------------   ------------
Total Deposits                                       $240,852,032   $217,205,324


At December 31,1998, the scheduled maturities of certificates of deposit in 1999, 2000, 2001, 2002 and 2003 and thereafter are as follows: $91,461,311,
$19,016,831, $5,598,674, $442,265 and $1,263,592, respectively.

NOTE 8 - BORROWINGS:

At December 31, 1998, the Company had advances, secured by residential mortgage loans, from the Federal Home Loan Bank of New York of $3,968,283. Advances from the Federal Home Loan Bank of New York averaged approximately $7,332,000 during 1998, and the maximum amount outstanding at any month-end during 1998 was $7,720,010. The borrowings have fixed rates of interest ranging from 5.25% to 7.97%, with a weighted average interest rate of 6.51%, and mature at various dates through 2005. Principal repayments required in 1999, 2000, 2001, 2002, 2003 and thereafter are as follows: $1,866,431, $312,728, $342,437, $368,235,
$395,993 and $682,459 respectively. At December 31, 1998, the Company has an available line of credit with the Federal Home Loan Bank of New York of $26,342,400. There is no amount outstanding on this line at December 31, 1998. There are no significant commitment fees associated with this line. Securities sold under agreements to repurchase averaged approximately $2,395,000 during 1998, and $1,837,000 during 1997. The maximum amount outstanding at any month-end during 1998 was $5,819,874.

NOTE 9 - SHAREHOLDERS' EQUITY:

The Company has 300,000 shares reserved for issuance under its fixed stock option plan. The options may be granted at prices not less than the fair market value at the date of grant, vest over periods up to nine years, and expire no later than ten years after the date of grant. There were no options granted in 1998 and 1997 and 17,000 options granted in 1996. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The options granted during 1996 were valued using the following assumptions: a risk-free interest rate of 6.49%; an expected life of seven years; expected volatility of 14.98%; and an expected dividend yield of 2.62%. The Company has not recognized any compensation cost associated with the granting of options. Had the Company recognized compensation cost associated with these options, net income and earnings per share would have been as follows:

                                          Year ended December 31,
                                     1998          1997         1996
Pro forma:
   Net income                     $3,299,060    $3,122,141    $2,864,681
   Basic earnings per share            $1.01         $1.10         $1.06
   Diluted earnings per share          $ .98         $1.00         $ .97



A summary of the status of the Company's stock option plan as of December 31, 1998, 1997 and 1996, and changes during the years ending on those dates is as follows:

                                 1998                        1997                        1996
                       --------------------------------------------------------------------------------
                                       Weighted                    Weighted                    Weighted
                                       average                     average                     average
                                       exercise                    exercise                    exercise
                        Shares          price       Shares          price       Shares          price
                       --------------------------------------------------------------------------------
Outstanding at          50,726              $20     71,492              $18     81,258              $15
 beginning of year
Granted                                                                         17,000              $29
Three-for-one          101,452              $ 7
 stock split
Exercised              (15,794)             $ 6    (20,766)             $15    (25,016)             $15
Forfeited                                                                       (1,750)             $ 5
                       --------------------------------------------------------------------------------
Outstanding at         136,384              $ 7     50,726              $20     71,492              $18
 year end
                       --------------------------------------------------------------------------------
Options                 73,611              $ 5     16,924              $16     27,864              $15
 exercisable at
 year end
                       --------------------------------------------------------------------------------
Fair value of                                                                     7.99
 options granted
 during the year
                       --------------------------------------------------------------------------------


At December 31, 1998, there are 87,934 options outstanding with an exercise price of $5 and a remaining contractual life of one year, and 48,450 options outstanding with an exercise price of $9.67 and a remaining contractual life of seven years.

During 1993, the Company sold 200,000 shares of its common stock with attached warrants to purchase an additional 200,000 shares. The warrants were exercisable at $23.00 per share and expired on December 31, 1997. Warrants for 164,700 shares and 14,400 shares were exercised during 1997 and 1996, respectively. The total number of warrants exercised was $182,623.

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

Net pension expense includes the following components:

                                                           Year ended December 31,
                                                         1998        1997       1996

Service cost                                          $  93,518   $  87,056   $ 83,041
Interest cost on projected benefit obligation           105,666      95,691     86,718
Expected return on plan assets                         (125,824)   (111,534)   (99,995)
Amortization of unrecognized transition obligation       (7,073)     (7,073)    (7,073)
Amortization of prior service cost                          (28)        (28)       (28)

 Net pension expense                                  $  66,259   $  64,112   $ 62,663


The funded status of the plan was as follows:

                                                       Pension Benefits
                                                      1998         1997

Change in benefit obligation:
 Benefit obligation at beginning of year           $1,521,386   $1,381,795
 Service cost                                          93,518       87,056
 Interest cost                                        105,666       95,691
 Actuarial loss                                       172,393       17,446
 Benefits paid                                        (67,907)     (60,602)
                                                   ----------   ----------

 Benefit obligation at end of year                  1,825,056    1,521,386
                                                   ----------   ----------

Change in plan assets:
 Fair value of plan assets at beginning of year     1,650,678    1,467,525
 Actual return on plan assets                         103,961      243,755
 Benefits paid                                        (67,907)     (60,602)
                                                   ----------   ----------

 Fair value of plan assets at end of year           1,686,732    1,650,678
                                                   ----------   ----------

Funded status                                        (138,324)     129,292
Unrecognized net actuarial loss (gain)                 42,818     (151,438)
Unrecognized prior service cost                          (294)        (322)
Unrecognized initial net obligation                   (26,876)     (33,949)
                                                   ----------   ----------
Accrued benefit cost                                 (122,676)     (56,417)


The projected benefit obligation at December 31, 1998 and 1997, was determined using a discount rate of 6.50% and 7.00%, respectively, and an assumed average rate of increase in future compensation levels of 5.50%. The expected long-term rate of return on plan assets was 7.75%. The plan assets consist primarily of fixed income securities. The unrecognized net transition asset as of January 1, 1989, is being amortized over the remaining service lives of the participants at that date, which approximates 14 years.

The Company also has an executive supplemental income plan which provides for specified deferred compensation benefits payable to certain officers in the event of death, disability or retirement. The liability relating to this plan was approximately $210,000 and $225,000 at December 31, 1998 and 1997, respectively, and was determined using a discount rate of 7.50% and an assumed rate of increase in future compensation of 3%. There were charges to income related to this plan in 1998 and 1997 of approximately $10,600 and $34,700, respectively. The Company is both owner and beneficiary of a life insurance policy on the life of each participant, the proceeds from which can be used to fund the after-tax cost of the promised benefits. The cash surrender value of such life insurance policies was approximately $570,000 and $562,000 as of December 31, 1998 and 1997, respectively.

The Company sponsors an internally leveraged employee stock ownership plan ("ESOP") that covers all employees with one year of service, who work at least 1,000 hours per year and who have attained the age of 21. The Company has financed the purchase of ESOP shares with borrowings from the Bank, which in turn borrows the amount from the Federal Home Loan Bank of New York. The Company makes annual contributions to the ESOP equal to the ESOP's debt service. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year.

The Company accounts for its ESOP in accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." Accordingly, the debt of the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated statement of condition. As shares are released from collateral, the Company recognizes compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are available for debt service. ESOP compensation expense was approximately $131,800, $101,800 and $149,700 for the years ended December 31, 1998, 1997 and 1996, respectively. The ESOP shares at December 31,1998, have been adjusted for the three-for-one stock split discussed in Note
1.  The ESOP shares are as follows:

                                          December 31,
                                        1998        1997

  Released and allocated shares      $  170,298  $   58,759
  Unreleased shares                      62,793      23,547
   Total ESOP shares                    233,091      82,306
                                     ----------  ----------
  Fair value of unreleased shares    $1,004,688  $1,130,256

NOTE 11 - INCOME TAXES:

The components of the provision for income taxes are as follows:

                                 Year ended December 31,
                            1998           1997           1996
                        -------------------------------------------
Current:
    Federal             $1,064,584       $1,055,800     $1,021,500
    State                  421,183          337,800        322,300
                        ------------------------------------------
       Total             1,485,767        1,393,600      1,343,800
                        ------------------------------------------


Deferred:
    Federal                (93,681)          71,700          6,000
    State                  (26,183)          21,700          1,200
                        ------------------------------------------
                          (119,864)          93,400          7,200
                        ------------------------------------------
Total                   $1,365,903       $1,487,000     $1,351,000
                        ------------------------------------------

The components of deferred tax assets and liabilities are as follows:

                                                            December 31,
                                                           1998       1997
                                                       ----------------------
Deferred tax assets:
     Allowance for loan losses                          $716,900    $643,100
     Deferred compensation                                84,300      90,000
     Unrealized gains recognized for tax purposes         73,900      59,200
     Deferred loan origination fees and costs             28,000      38,100
     Pension                                              38,400      22,800
    Other                                                 43,500       9,800
Total                                                    985,000     863,000
                                                       ---------------------

Deferred tax liabilities:
     Depreciation                                        445,400     443,000
     Unrealized investment gains                         611,000     151,900
Total                                                  1,056,400     594,900
                                                       ---------------------
           Net deferred tax (liability) asset           $(71,400)   $268,100
                                                       ---------------------

The Company believes that it is more likely than not that the net deferred tax asset will be realized through future taxable earnings.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before taxes. The items causing this difference are as follows:

                                                1998                         1997                        1996
                                  -----------------------------------------------------------------------------------
                                                       % of                         % of                        % of
                                                      pretax                       pretax                      pretax
                                     Amount           income      Amount           income     Amount           income
                                  -----------------------------------------------------------------------------------
Expected tax at federal            $1,590,706           34.0%   $1,571,700           34.0%  $1,435,000           34.0%
 statutory rates
Increases (decreases)
 resulting from:
   Tax exempt interest               (446,416)          (9.5)     (384,300)          (8.3)    (331,000)          (7.8)
   State income taxes, net of         260,700            5.6       237,300            5.1      214,000            5.0
    federal benefit
   Other, net                         (39,087)          (0.8)       62,300            1.4       33,000            0.8
                                  -----------------------------------------------------------------------------------
Provision for income taxes          1,365,903           29.3     1,487,000           32.2%   1,351,000           32.0%
                                  -----------------------------------------------------------------------------------

NOTE 12 - EARNINGS PER SHARE:

The calculations of basic and diluted earnings per share are as follows:

Year ended December 31,
                                              1998       1997        1996
Income available to common shareholders    $3,312,643  $3,135,724  $2,870,341

BASIC EARNINGS PER SHARE
Weighted average shares outstanding         3,266,509   2,838,660   2,697,351
Basic earnings per share                   $     1.01  $     1.10  $     1.06

DILUTED EARNINGS PER SHARE
Weighted average shares outstanding         3,266,509   2,838,660   2,697,351
Dilutive effect of:
  Warrants                                         68     187,212     135,483
  Stock options                                86,949     105,828     117,324

Adjusted weighted average shares
 outstanding                                3,353,526   3,131,700   2,950,158
Diluted earnings per share                 $      .99  $     1.00  $      .97

NOTE 13 - COMPREHENSIVE INCOME:

The Company adopted SFAS No. 130, "Reporting Comprehensive Income," in the first quarter of 1998. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components. Financial statements presented for periods prior to 1998 are required to be reclassified to reflect application of the provision of SFAS No. 130. The following table sets forth the components of other comprehensive income.

                                    Year ended
                                 December 31, 1998
                                 -----------------

                          Before tax         Income
                            amount           taxes            Net
Unrealized gains
  on securities
   Unrealized holding
     gains                $  277,515           $ (82,859)  $194,656

   Less:
     Reclassification
     adjustment for
     gains realized
     in net income           (60,352)             19,010    (41,342)
                          ----------   -----------------   --------

Net unrealized
  gains                   $  217,163           $ (63,849)  $153,314


Cumulative effect of
  change in accounting
  principle               $1,174,645           $(375,886)  $798,759

                                          Year ended
                                       December 31, 1997
                                       -----------------
                          Before tax        Income
                            amount           taxes           Net
Unrealized gains
  on securities
   Unrealized holding
     gains                $  225,999           $ (53,633)  $172,366

   Less:
     Reclassification
     adjustment for
     gains realized
     in net income           (36,850)             10,687    (26,163)
                          ----------   -----------------   --------

Net unrealized
  gains                   $  189,149           $ (42,946)  $146,203


                            Year ended
                            December 31, 1996
                            -----------------
                         Before tax   Income
                           amount      taxes      Net
Unrealized losses
  on securities:
   Unrealized holding
     gains                $(230,387)  $94,645  $(135,742)

   Less:
     Reclassification
     adjustment for
     gains realized
     in net income          (12,924)    4,135     (8,789)
                         ----------   -------  ---------

Net unrealized
  losses                  $(243,311)   98,780   (144,531)

NOTE 14 - RELATED PARTY TRANSACTIONS:

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

The aggregate amount of loans to such related parties at December 31, 1998, was $7,472,861. During 1998, new loans and increases in existing loans to such related parties amounted to $18,262,814 and principal repayments amounted to $17,254,653. At December 31, 1998, there were approximately $874,904 in deposits from such related parties.

NOTE 15 - COMMITMENTS AND CONTINGENT LIABILITIES:

The Company operates one branch office under a noncancellable lease agreement which expires in 2002. Two other branch offices are located on land which is being leased through 2004 and 2090, respectively. These lease agreements contain various renewal and purchase options at maturity.

Future minimum rentals under these leases are: 1999-2003, $9,600 per year. Total rental expense was approximately $10,300 in 1998 and $16,400 in 1997 and $23,000 in 1996.

NOTE 16 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK:

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

Commitments to extend credit, which generally have fixed expiration dates or other termination clauses, are legally binding agreements to lend to a customer (as long as there is no violation of any condition established in the contract). At December 31, 1998, the Company's total commitments to extend credit approximated $40,094,237. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements.

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

The Company's customers are located primarily in the counties of Genesee, Wyoming and Livingston in New York State. As Note 5 to the consolidated financial statements indicates, approximately 19% of the Company's outstanding loans are commercial loans to customers who are directly involved in the agriculture industry, primarily dairy farmers. In addition, there are other commercial and industrial loans, real estate loans and consumer loans outstanding to customers who are indirectly related to the agriculture industry.

NOTE 17 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

 The estimated fair values of the Company's financial instruments are as follows:




                                         December 31, 1998                December 31,1997
                                      Carrying                        Carrying
                                       amount         Fair value        amount      Fair value
                                 -----------------------------------------------------------------
Financial assets:
 Cash and due from banks            $ 10,647,917  $ 10,647,917      $ 10,863,023  $ 10,863,023
 Federal funds sold                    9,250,000     9,250,000         1,550,000     1,550,000
 Investment securities                67,338,515    67,338,515        79,168,153    80,301,131
 Loans, net of allowance
   for possible loan losses          184,459,034   189,172,000       157,943,432   158,960,000

Financial liabilities:
 Deposits                            240,852,032   241,686,032       217,205,324   217,395,300
 Securities sold under
   agreements to repurchase            1,198,294     1,198,294         1,673,911     1,673,911
 Advances from the Federal
   Home Loan Bank                      3,968,283     4,804,000         7,812,302     7,812,302

The reported fair values of financial instruments are based on a variety of factors. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of year-end or that will be realized in the future.

NOTE 18 - REGULATORY MATTERS:

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1998, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. The Company's actual capital amounts and ratios are also presented in the table. There are no conditions or events since that notification that management believes have changed the institution's category


                                                                                                           To be well
                                                                                                        capitalized under
                                                                          For capital                   prompt corrective
                                           Actual                     adequacy purposes                 action provisions
                                ---------------------------------------------------------------------------------------------
                                                                                                                  greater than
                                                                                                                  or equal to
                                    Amount       Ratio            Amount             Ratio        Amount             Ratio
                                ---------------------------------------------------------------------------------------------
As of December 31, 1998:
 Total capital (to risk
   weighted assets) :
  The Company                   $34,127,000      19.10%        $14,304,480            8.00%        $       N/A
  The Bank                       32,107,000      17.69%         14,525,600            8.00%         18,157,000       10.00%

 Tier I Capital (to risk
   weighted assets) :
  The Company                    31,881,000      17.84%          7,152,240            4.00%                N/A
  The Bank                       29,837,000      16.44%          7,262,800            4.00%         10,894,200        6.00%

 Tier I Capital (to average
   assets) :
  The Company                    31,881,000       11.26%          8,495,500            3.00%                N/A
  The Bank                       29,837,000       11.03%          8,113,230            3.00%         13,522,050       5.00%

As of December 31, 1997:
 Total capital (to risk
 weighted assets) :
  The Company                   $33,135,000       21.29%        $12,451,040            8.00%                N/A
  The Bank                       29,093,000       18.69%         12,465,760            8.00%        $15,582,200       10.00%

 Tier I Capital (to risk
   weighted assets) :
  The Company                    31,190,000       20.04%          6,225,520            4.00%                N/A
  The Bank                       27,064,000       17.39%          6,232,880            4.00%          9,349,320        6.00%

 Tier I Capital (to average
   assets) :
  The Company                    31,190,000       12.18%          7,680,420            3.00%                N/A
  The Bank                       27,064,000       10.57%          7,690,590            3.00%         12,817,650        5.00%

NOTE 19 - CONDENSED FINANCIAL INFORMATION:

The Company's principal asset is its investment in the Bank. The Bank is restricted by law and related regulations as to the amount of funds that can be transferred to the Company. Under such restrictions, approval from regulatory agencies is required for the declaration of dividends in any year that exceed the total of net income of the subsidiary in the current year, plus retained net income for the preceding two years. At December 31, 1998, the Bank could declare dividends of approximately $8,358,727 without prior approval from regulatory agencies.

Condensed financial information of the Company follows:

            Statement of Condition

                                                        December 31,
                                                      1998          1997

ASSETS
Cash and due from bank - The Bank of Castile      $ 1,439,488   $ 3,826,493
Investment in The Bank of Castile                  30,487,434    27,657,967
Other assets                                          995,193       590,750
                                                  -----------   -----------

      Total assets                                $32,922,115   $32,075,210


LIABILITIES AND SHAREHOLDERS 'EQUITY
Accrued expenses                                  $    46,626   $     4,475
Employee stock ownership plan loan payable            490,654       539,320
                                                  -----------   -----------

      Total liabilities                               537,280       543,795
                                                  ===========   ===========

Common stock                                        3,390,650     1,124,852
Capital surplus                                    12,347,915    14,436,634
Retained earnings                                  18,673,888    16,428,534
Unearned employee stock ownership plan shares        (490,654)     (539,320)
Accumulated other comprehensive income                 16,969        80,715
Treasury stock at cost                             (1,553,933)            -
                                                  -----------   -----------
       Total shareholders' equity                  32,384,835    31,531,415
                                                  -----------   -----------

Total Liabilities and Shareholders' Equity        $32,922,115   $32,075,210

Statement of Income

                                                       Year ended December 31,
                                                    1998        1997       1996

Dividends received - The Bank of Castile        $  800,458  $  771,691  $  602,192
Dividend and other income                           23,708       1,979           -
                                                ----------  ----------  ----------
  Total income                                     824,166     773,670     602,192
Operating expenses                                 340,990     273,495     294,155
                                                ----------  ----------  ----------
Income before equity in undistributed income
 of subsidiary                                     483,176     500,175     308,037
Equity in undistributed income of
 subsidiary - The Bank of Castile                2,829,467   2,635,549   2,562,304
                                                ----------  ----------  ----------


              Net income              $3,312,643    $3,135,724    $2,870,341

Statement of Cash Flows

                                                         Year ended December 31,
                                                      1998          1997          1996

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                        $ 3,312,643   $ 3,135,724   $ 2,870,341
 Adjustments to reconcile net income to
  net cash provided by operating activities -
   ESOP compensation expense                           131,794       101,815       149,655
   Equity in income of subsidiary                   (3,629,925)   (3,407,240)   (3,164,496)
   Other                                              (426,038)     (497,257)      (12,778)
                                                   -----------   -----------   -----------
    Net cash used in operating activities             (611,526)     (666,958)     (157,278)
                                                   -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Dividends received - The Bank of Castile              800,458       771,691       602,192
                                                   -----------   -----------   -----------
     Net cash provided by investing
      activities                                       800,458       771,691       602,192
                                                   -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash dividends paid                                (1,067,289)     (753,504)     (602,191)
 Payment of current borrowings                         (48,666)      (59,925)     (112,583)
 Proceeds from exercise of options and warrants         93,951     4,099,590       706,440
 Purchases of treasury stock                        (1,553,933)            -             -
 Repurchase of warrants                                      -      (429,500)            -
                                                   -----------   -----------   -----------

      Net cash (used in)provided by
       financing activities                         (2,575,937)    2,856,661        (8,334)
                                                   -----------   -----------   -----------

Net increase in cash and due from banks             (2,387,005)    2,961,394       436,580
Cash and due from banks, beginning of year           3,826,493       865,099       428,519
                                                   -----------   -----------   -----------

Cash and due from banks, end of year               $ 1,439,488   $ 3,826,493   $   865,099

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

  Set forth below is certain information regarding the executive officers and directors of the Company as of March 26, 1999.

                                       Positions
                                       Held With
Name                           Age     the Company              Address
James H. Van Arsdale, III      78      Chairman of                71 Park Road East
                                       the Board of               Castile, NY  14427
                                       Directors

James W. Fulmer                47      President, Chief          38 Wolcott Street
                                       Executive Officer,        LeRoy, NY 14482
                                       and Director

Charles L. Van Arsdale         75      Director                  5136 Park Road West
                                                                 Castile, NY 14427

Stanley J. Harmon*             78      Secretary and             4845 Luther Road
                                       Director                  Silver Springs, NY  14550

Patrick J. Dalton              40      Director                  2 Shrewsbury Lane
                                                                 Fairport  NY  14450

Thomas J. Sykes                52      Treasurer                 11 Cambric Circle
                                                                 Pittsford NY 14534

     *Mr. Harmon, whose term expires at the annual meeting, has notified the Company that he does not want to be considered for re-election to the Board of Directors
__________________________________


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

  Mr. Stanley J. Harmon, the Secretary of the Company since 1981, is a retired funeral director. Mr. Harmon also served as a director of the Bank from 1960 until April 30, 1993. As set forth above, Mr. Harmon has informed the Company that he does not want to stand for re-election to the Board of Directors of the Company.

  Mr. Patrick J. Dalton has been a director of the Company since May 7, 1998. Mr. Dalton has been partner in the law firm of Harris Beach & Wilcox,

LLP located in Rochester, New York since 1994 and has been a member of the Management Committee of the firm since July,1997.

  Mr. Thomas J.Sykes, Treasurer of the Company since September 1998, is also the Chief Financial Officer for the Company and the Bank. Prior to joining the Company, Mr Sykes was the Chief Financial Officer/Controller for Brainerd Manufacturing Company, Inc. and had held eariler executive banking positions at First National Bank of Memphis, Lincoln First Bank of Rochester and Rochester Community Savings Bank. Mr. Sykes graduated from Ohio University, Athens, Ohio with a B.S. and a M.B.A. from Memphis State University.

  The following table sets forth the names and ages of the principal officers and directors of the Bank and their current positions with the Bank.



Name                          Age       Position

James W. Fulmer               47        Chief Executive Officer,
                                         Chairman of the Board of
                                         Directors, and  Director
Robert L. Brass               61        Director
Joseph G. Bucci               55        Director
Brenda L. Copeland            47        President and Director
Thomas E. Cushing             48        Director
Gary D. Gates                 62        Director
Benjamin C. Mancuso, Jr.      65        Director
John McClurg                  37        Director
Craig Yunker                  47        Director
------------------


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

  Mr. Gary D. Gates, a director since 1986, is the President of Gary's TV and Appliance ,Inc.

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

Item 10 - Executive Compensation

  The following tables show, for the years ended December 31, 1998, 1997, and 1996, respectively, the total cash compensation paid by the Company and the Bank to executive officers who received total annual salary and bonus in excess of $100,000 and to the Chief Executive Officer of the Company.


                          SUMMARY COMPENSATION TABLE

                              Annual Compensation


Name and                                            Other Annual
Principal                                           Compensation(2)
Position            Year   Salary($)(1)  Bonus($)       ($)
--------            -----  ------------  --------   ---------------

James W. Fulmer     1998     $160,561    $21,500        $9,012
President, CEO      1997     $141,463    $20,000        $   0
& Director of       1996     $128,015    $17,500        $8,345
the Company, and
Chairman of the
Board of the Bank

Brenda L. Copeland  1998     $129,047    $17,500         None
President of        1997     $113,211    $15,000         None
the Bank            1996     $105,601    $13,000         None



                            Long Term Compensation

                                    Awards

                                                        Long Term
Name and                      Restricted     Options    Incentive        All Other
Principal                   Stock Award(s)     SARs      Payout       Compensation(3)
Position             Year       ($)            (#)        ($)              ($)
--------            ------  --------------  --------    ---------     ---------------
James W. Fulmer      1998        None         None        None            $ 9,941
President, CEO       1997        None         None        None             16,087
& Director of        1996        None         None        None              7,349
the Company, and
Chairman of the
Board of the Bank

Brenda L. Copeland   1998        None         None        None            $ 9,210
President of         1997        None         None        None             16,477
the Bank             1996        None         None        None              6,042

(1) Includes matching contributions under the Company's 401(k) plan in an amount equal to $4,166.33, $3,680.30, and $3,290.3, respectively, for James W. Fulmer, and $3,365.87, $2,999.04, and $2,790.00, respectively, for Ms. Brenda L.
Copeland, for the years ended December 31, 1998, 1997, and 1996, respectively, as well as director's fees and certain fringe benefits such as automobiles and group term life insurance.

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

  During 1998, all directors of the Company received an amount equal to $4,800 per year. During 1998, the Board of Directors of the Company met six (6) times, and all of the directors attended 75% or more of the meetings.

  During 1998, the directors of the Bank each received an annual retainer of $9,000 in lieu of meeting attendance fees. During 1998, the Board of Directors of the Bank met fourteen (14) times. Two (2) of the members of the Board of Directors of the Bank entered into a certain Deferred Compensation Agreement relating to all amounts received from the Bank during the period from 1986 until 1990. Under these agreements, all fees earned as a director during that period are deferred until such director's death or retirement from the Board of Directors of the Bank. Payments of the fees so deferred, as well as all earnings on such deferred amounts, are then paid to such director or his beneficiary, as the case may be, in one hundred twenty (120) equal monthly installments. The Bank does not currently intend to offer such agreements to other members of its Board of Directors.

  In addition, during 1998, one designated director of the Board of Directors of the Bank received a weekly fee of $150 for his services in connection with the Bank's Loan Committee. Members of the Examining Committee also receive a quarterly fee of $150 in lieu of meeting attendance fees.

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


Benefits

  Employee Stock Ownership Plan. In 1986, the Board of Directors of the Company
  -----------------------------
adopted the Employee Stock Ownership Plan ("ESOP"), effective as of January 1, 1986. Employees eligible to participate in the ESOP are all employees who have met the eligibility requirements on the effective date of adoption of the ESOP, and any employees hired subsequent to that date who have completed one year of service, work at least 1,000 hours per year, and have attained the age of 21 years. Contributions to the ESOP are discretionary, as determined by the Board of Directors of the Bank. All funds contributed are received, held, invested and reinvested by the ESOP trustee. Although the trustee may invest the funds contributed to the ESOP in such prudent investments as the trustee deems desirable, substantially all the trust funds are invested in the common stock of the Company.

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

  Compensation expense related to the ESOP amounted to $131,800 , $101,800, and $149,700, for the years ended December 31, 1998, 1997, and 1996, respectively. See Note 10 to "Notes to Consolidated Financial Statements" included in this Annual Report on Form 10-K on pages 49-51.

     Defined Benefit Pension Plan. The Company maintains a defined benefit pension plan for the benefit of all employees covered under the Company's prior pension plan and any other employees with at least six (6) months of service who work at least 1,000 hours per year and have attained the age of 21 years. Amounts contributed to the pension plan for each covered employee by the Company are determined on an actuarial basis. The discount rate used in determining the actuarial present value of accumulated benefits was 6.50% and 7.00% at December 31, 1998 and at December 31, 1997, respectively. See Note 10 to "Notes to Consolidated Financial Statements" included in this Annual Report on Form 10-K on pages 49-51.


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

  The pension plan was adopted in 1986, to be effective as of January 1, 1986, the date in which the Company terminated its former defined benefit pension plan. There were no contributions made in 1998 1997, or 1996.

  401(k) Plan. The Bank maintains a qualified 401(k) plan, entitled "The Bank of
  -----------
Castile Salary Savings Plan", to encourage the accumulation of savings for retirement or other purposes. Employees of the Bank who have attained the age of 20-1/2 years are eligible to join the plan following the completion of three (3) months of service.

 Under the terms of the plan, participants may elect to contribute from 1% to 6% of their eligible salary and the Bank contributes an amount equal to 50% of this participant contribution for employees. Employees may elect to contribute up to an additional 9% of eligible salary without any matching Bank contribution.
 All amounts contributed into the plan are invested with Tompkins County Trust, with its principal office located at The Commons, P.O.Box 460, Ithaca, New York,14851. Pursuant to the plan, contributions by and for employees are held in trust by the Bank.

  Participants are immediately fully vested in all contributions to the plan. Withdrawals of contributions are subject to limitations and generally not permitted, except in the event of hardship, until termination of employment, or the participant's attainment of "Normal Retirement Age", as that term is defined in the plan. During 1998, the Company contributed a total of $4,166.33 as a matching contribution for James W. Fulmer, and $3,365.87 as a matching contribution for Brenda L. Copeland, which amounts are included in the Summary Compensation Table set forth on pages 64-65 of this Annual Report on Form 10-K.

  Executive Supplemental Income Agreements.  The Bank has also entered into
  ----------------------------------------
certain executive supplemental income agreements which provide for specified deferred compensation benefits payable to certain highly compensated officers and members of a select management group of the Bank in the event of death, disability or retirement. The Board of Directors, in its sole discretion, determines who is eligible to participate in this arrangement. Although the Bank is not under any obligation whatsoever to fund its obligations under the above-mentioned agreements, the Bank is both the owner and beneficiary of a life insurance policy on the life of each participant, the proceeds from which can be used to fund the after-tax cost of the promised benefits. Charges to income related to these agreements were approximately $10,600, $34,700, and $42,500 for the years ended December 31, 1998, 1997, and 1996, respectively.


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

  Stock Option Plan.  At the Annual Meeting of Shareholders of the Company on
  -----------------
April 26, 1990, the shareholders approved the Letchworth Independent Bancshares Corporation Stock Option Plan of 1990 (the "Option Plan"). At the Annual Meeting of Shareholders of the Company on May 7, 1998, the shareholders approved the Letchworth Independent Bancshares Corporation Stock Option Plan of 1998 (the "1998 Plan"). The purpose of the Option Plan and the 1998 Plan are to increase the incentive and to encourage the continued employment and services of key employees of the Company and the Bank by facilitating their purchase of a stock interest in the Company. Management believes that the implementation of the Option Plan and the 1998 Plan are in the best interests of the Company and its shareholders since it will enhance the Company's ability to continue to attract and retain qualified directors, officers and other key employees.

    Under the 1998 Plan the Board of Directors may grant incentive stock options as well as options that do not qualify as incentive stock options

("non-statutory stock options"). The Board of Directors determines the individuals to receive grants and the number of shares to be awarded, subject to certain federal tax regulations in the case of incentive stock options granted under the 1998 Plan. The 1998 Plan provides that the exercise price under each incentive stock option shall be no less than 100% of the "Fair Market Value" (as defined in the 1998 Plan) of the common stock on the date the option is granted. The exercise price for each non-statutory stock option granted under the 1998 Plan is the price established by the Board of Directors of the Company, which normally is expected to be no less than 100% of the "Fair Market Value" (as defined in the 1998 Plan) on the date the option is granted. No additional options will be granted under the Option Plan.

  On December 1, 1998, the Company issued options to acquire 10,000 shares of its common stock at a purchase price of $15.00 per share. No other options were granted during 1998 under the 1998 Plan or under the Option Plan.

  As of December 31, 1998, 153,140 stock options have been exercised under the Option Plan, 8,298 of which were exercised in 1998. During 1998, no options were exercised by James W. Fulmer or Brenda L. Copeland, and no options were exercised under the 1998 Plan. To date, and Mr. Fulmer and Ms. Copeland have exercised a total of 20,000 options and 16,800 options, respectively. The following table shows the aggregate number of options outstanding as of March 26,1999 for each of James W. Fulmer and Brenda L. Copeland, and for all executive officers as a group.

                          Number of Options     Average Per
                          Outstanding*          Share Price**

James W. Fulmer              40,728              $ 5.00
Brenda L. Copeland           25,146              $ 5.00
All Executive
 Officers as a Group         65,874              $ 5.00***
--------------------

*After giving effect to the 3-for-1 stock split discussed above.

** This price represents the "Fair Market Value," as that term is defined in the Option Plan, of the common stock of the Company on the date that the options were granted, after giving effect to the 3-for-1 stock split described above.

*** This price represents a weighted average of the exercise price of all options currently outstanding to all executive officers of the Company.

The following table shows the number of options exercised, and the value of the "in-the-money" options exercised, by each of Mr. Fulmer and Ms. Copeland during 1998, as well as the breakdown between options granted to James W. Fulmer and Brenda L. Copeland that were exercisable and unexercisable as of December 31, 1998, and the potential value of "in-the-money" options, both exercisable and unexercisable, as of December 31, 1998. "In-the-money" options are those options where the fair market value of the Company's common stock as of the close of the fiscal year was in excess of the exercise price established on the grant date. This value is only realized by the executive when the option is exercised and will fluctuate with changes in the price for the Company's common stock after the close of the fiscal year.


                          Shares                             No. of Unexercised     Value of "In-the-Money"
                         Acquired           Value                Options at         Unexercised Options at
                       on Exercise        Realized*          December 31, 1998       December 31, 1998
Name                                                           (Exercisable/           (Exercisable/
                                                               Unexercisable)         Unexercisable)**

James W. Fulmer              0               N/A                   40,728/ 0            $448,008/ $0
Brenda L. Copeland           0               N/A                   25,146/ 0            $276,606/  0

* Represents the value of "in-the money" options on that date that the options were exercised by Mr. Fulmer and Ms. Copeland during 1998.

** Assumes that the "Bid" price of $16.00 at December 31, 1998 represents a reasonable valuation of the Company's common stock.

 No assurances can be given relating to the dilutive effect that the Option Plan or the 1998 Plan or options granted thereunder may have on the outstanding common stock.

Item 11 - Security Ownership of Certain Beneficial Owners and Management

  Based upon information made available to the Company, the following table sets forth certain information as of March 26, 1999, with respect to the beneficial ownership of common stock by the only persons or entities known to the Company to be the beneficial owner of more than 5% of the Company's outstanding common stock, each director of the Company, and as to all executive officers and directors as a group:

                                Amount and
                                Nature of      Percent of
                                Beneficial     Common Stock
Name and Address                Ownership(1)   Outstanding (2)

Charles L. Van Arsdale           180,210 (3)        5.21%
5136 Park Road West
Castile, NY  14427

James H. Van Arsdale, III         86,249 (4)        2.49%
71 Park Road East
Castile, NY 14427

James W. Fulmer                   88,695 (5)        2.56%
38 Wolcott Street
LeRoy, New York  14482

Brenda L. Copeland                95,588 (6)        2.76%
130 South Main Street
Gainesville, New York  14066

Patrick J. Dalton                  1,500             .04%
4 North Lyon Street
Batavia, New York 14020

Stanley J. Harmon                 24,982 (7)        0.72%
Luther Road
Silver Springs, New York 14550

Letchworth Independent Bancshares Corporation Employee
Stock Ownership Plan
50 North Main Street             248,124 (8)        7.18%
Castile, New York  14427

Executive officers and
directors, as a group
(6 persons)                      477,224 (9)       13.80%
___________________________________


(1) Except for the shares of common stock beneficially owned by the Letchworth Independent Bancshares Corporation Employee Stock Ownership Plan (the "ESOP"), all such shares are owned with sole investment and voting power.

(2) These percentages have been calculated based upon 3,457,524 shares of the Company's common stock outstanding, which amount includes the shares of common stock that Mr. Fulmer and Ms. Copeland have the right to acquire pursuant to the exercise of certain options granted under the Option Plan that are exercisable within sixty (60) days of the date of this Annual Report on Form 10-K.

(3)  Includes 56,004 shares of common stock owned by Mr. Van Arsdale's wife.

(4) Includes 11,553 shares of common stock owned by Mr. Van Arsdale's wife.

(5) Includes 40,728 shares of common stock that Mr. Fulmer has the right to acquire by the exercise of certain stock options granted under the Option Plan that are exercisable within sixty (60) days of the date of this Annual Report on Form 10-K, as well as 10,083 shares of common stock allocated to Mr. Fulmer under the ESOP and 945 shares of common stock owned by Mr. Fulmer's wife.

(6) Includes 25,146 shares of common stock that Ms. Copeland has the right to acquire by the exercise of certain stock options granted under the Option Plan that are exercisable within sixty (60) days of the date of this Annual Report on Form 10-K, as well as 1,741 shares of common stock that Ms. Copeland has or would have voting control as custodian under the New York Uniform Gift to Minors Act, 11,254 shares of common stock allocated to Ms. Copeland under the ESOP, and 696 shares of common stock owned by Ms. Copeland's husband.

(7) Includes 13,785 shares of common stock owned by Mr. Harmon's wife and 3,403 shares of common stock owned by the Harmon Family Charitable Remainder Trust.

(8) Includes the shares of common stock allocated to Mr. Fulmer and Ms. Copeland in accordance with footnotes (5), (6), and (7) above. The participants in the ESOP have the sole power to vote shares and dispositive powers for shares which have been allocated to participant accounts. Only 62,793 shares of common stock
in the ESOP have not been allocated to participant accounts.  See    "Item 11 -
Executive Compensation -- Benefits --- Employee Stock Ownership Plan."

(9) Includes all of the shares of common stock referenced in footnotes (3),(4),
(5), (6), and (7) above.


Item 12 - Certain Relationships and Related Transactions

  Certain of the directors and officers of the Company and the Bank, members of their families and companies or firms with which they are associated, were customers of and had banking transactions with the Bank in the ordinary course of business during 1998. All loans and commitments to loan included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and, in the opinion of management, did not involve more than a normal risk of collectibility or present other unfavorable features. None of such loans outstanding to directors or officers of the Company, members of their families or companies or firms with which directors or officers of the Company are associated were non-performing as of December 31, 1998. Total loans outstanding to all directors and executive officers of the Company and the Bank amounted to $7,472,861 at December 31, 1998.

Item 13 - Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)(1) Financial Statements and Report of Independent Accountants:

     The following financial statements and accountant's report are included in this Annual Report on Form 10-K on the following pages:



                                                Page
                                                ----

  Report of Independent Accountants.........     36

  Consolidated Statement of Condition
  as of December 31, 1998 and 1997..........     37

  Consolidated Statement of Income for
  the Years Ended December 31, 1998, 1997
  and 1996..................................     38

  Consolidated Statement of Changes in
  Shareholders' Equity for the Years Ended
  December 31, 1998, 1997, and 1996........      39

 Consolidated Statement of Cash Flows
  for the Years Ended December 31, 1998 and
  1997 and 1996.............................     40

  Notes to Consolidated Financial
  Statements................................     41-60



(2)  Financial Statement Schedules:

     All financial statement schedules have been omitted as they are not applicable, not required, or the information is included in the Consolidated Financial Statements or the Notes thereto.

(3)  Exhibits:

  3(a) Certificate of Incorporation of Registrant filed by the New York Department of State on July 1981, incorporated by reference to the Registrant's Registration Statement on Form S-18 (Reg. No. 33-31149-
          NY), filed with the Commission on September 2, 1989, and wherein such
          Exhibit is designated Exhibit


  3(b) Certificate of Amendment to Certificate of Incorporation of Registrant filed by the New York Department of State on July 26, 1989, incorporated by reference to the Registrant's Registration Statement on Form S-18 (Reg. No.33-31149-NY), filed with the Commission on September 2, 1989, and wherein such Exhibit is designated Exhibit 3(b).

  3(c) Certificate of Amendment to Certificate of Incorporation of Registrant filed by the New York Department of State on May 2, 1990, incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990 and filed with the Commission on August 9, 1990, and wherein such Exhibit is designated Exhibit 4(b).

  3(d) Certificate of Amendment to Certificate of Incorporation of Registrant filed by the New York Department of State on May 13, 1998, incorporated by the reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and filed with the Commission on November 12, 1998, wherein such Exhibit is designated
          Exhibit 3(d).

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

  4(b) Letchworth Independent Bancshares Corporation Option Stock of 1990 and form of Stock Option Agreement, incorporated by reference to the

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

10(b) Employment Agreement, dated as of January 1,1991, by and between Registrant and Brenda L.Copeland, incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991,filed with the Commission on March 30,1992, and wherein such
          Exhibit is designated Exhibit 10(b).

10(c) Employee Stock Ownership Plan of Registrant, incorporated by reference to the Registrant's Registration Statement on Form S-18 (Reg. No. 33-31149-NY),filed with the Commission on September2, 1989, and wherein such Exhibit is designated Exhibit 10(c).

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

10(f) Form of Director Deferred Compensation Agreement, incorporated by reference to the Registrant's Registration Statement on Form S-18 (Reg. No. 33-31149-NY), filed with the Commission on September2, 1989, and wherein such Exhibit is designated Exhibit 10(f).

10(g) Loan and Pledge Agreement, dated June16, 1986, by and between Employee Stock Ownership Trust of Registrant and Salamanca Trust Company, incorporated by reference to the Registrant's Registration Statement on Form S-18 (Reg. No. 33-31149-NY), filed with the Commission on September 2, 1989, and wherein such Exhibit is designated Exhibit 10(g).

10(h) Loan and Pledge Agreement, dated June16, 1986, by and between Employee Stock Ownership Trust of Registrant and Community National Bank, incorporated by reference to the Registrant's Registration Statement on Form S-18 (Reg. No. 33-31149-NY), filed with the Commission on September 2, 1989, and wherein such Exhibit is designated Exhibit 10(h).

10(i) Lease Agreement, dated March 1, 1982, by and between Registrant and Herald Ford, Inc., incorporated by reference to the Registrant's Registration Statement on Form S-18 (Reg. No. 33-31149-NY), filed with the Commission on September 2, 1989, and wherein such Exhibit is designated Exhibit 10(i).

10(j) Lease Agreement, dated April 12, 1982,and an Addendum thereto, dated January25, 1973, by and between Registrant and 15 South Center Street, Inc., Incorporated by reference to the Registrant's Registration Statement on Form S-18 (Reg. No. 33-31149-NY), filed with the Commission on September 2, 1989, and wherein such Exhibit is designated Exhibit 10(j).

10(k) Lease Agreement, dated August 1, 1974,by and between The Citizen Bank, Attica and Fred Glickstein, which Lease Agreement was assumed by Registrant on December 7, 1984,incorporated by reference to the Registrant's Registration Statement on Form S-18 (Reg. No. 33-31149-
          NY), filed with the Commission on September 2, 1989, and wherein such
          Exhibit is designated  Exhibit 10(k).

10(l) Salary Savings Plan (401(k) Plan) of Registrant, incorporated by reference to the Registrant's Amendment No. 1 to Form S-18 Registration Statement (Reg. No.33-31149-NY), filed with the Commission on October 31, 1989, and wherein such Exhibit is designated Exhibit 10(l).

10(m)     Loan Agreement, dated November 6, 1990,  by and between
          Registrant and Alden State Bank, incorporated by reference to the Registrant's Annual Report on Form 10-K for the year-ended December 31,1990 and filed with the Commission on April 1, 1991, and wherein such Exhibit is designated Exhibit 10(m).

10(n)     Sales Contract, dated September 10, 1991, by and between John
          Piraino, Jr. ("Piraino") and the Bank, incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and filed with the Commission on March 30, 1992, and wherein such Exhibit is designated Exhibit 10(n).

10(o)     Indenture of Lease, dated September 10, 1991,by and between
          Piraino and the Bank, incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and filed with the Commission on March 30,1992, and wherein such Exhibit is designated Exhibit 10(o).

10(p) Purchase and Assumption Agreement, dated as of January 10, 1991, by and between the Registrant, The Bank of Castile, and

          Anchor Savings Bank FSB, incorporated by reference to the Registrant's Report on Form 8 amending the Registrant's Current Report on Form 8-K dated January 31,1992, and which Form 8 was filed with the Commission on April 3, 1992,and wherein such Exhibit is designated Exhibit 10(a).

10(q)     Sales Contract, dated as of January 10,1991,by and between The
          Bank of Castile and Anchor Savings Bank FSB, incorporated by referenced to the Registrant's Report on Form 8 amending the Registrant's Current Report on Form 8-K dated January 31, 1992, and which Form 8 was filed with the Commission on April 3, 1992, and wherein such Exhibit is designated Exhibit 10(b).

10(r) Purchase and Assumption Agreement, dated as of May 11, 1994, by and between TheBank of Castile and The Chase Manhattan Bank (National Association),incorporated by reference to the Registrant's Report on Form 8-K, dated December 12, 1994, and which Form 8-Kwas filed with the Commission on December 19, 1994, and wherein such Exhibit is designated Exhibit 2.1.

10(s) Sales Contract, dated as of May 11, 1994, by and between The Bank of Castile and The Chase Manhattan Bank (National Association), incorporated by reference to the Registrant's Report on Form 8-K, dated December 12, 1994, and which Form 8-K was filed with the Commission on December 19, 1994, and wherein such Exhibit is designated Exhibit 2.2.

11        Computation of Earnings Per Share for the year ended December 31,
          1998.

13 Annual Report to Shareholders of Registrant for the year ended December31, 1998, incorporated by reference.

21        Subsidiaries of Registrant.

23 Consent of Price Waterhouse LLP for the Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

24 Power of Attorney, included with the Signature Page of this Annual Report on Form 10-K.

(b) Reports on Form 8-K. The Company did not file any Current Reports on Form 8-K during the fiscal year ended December 31, 1998.



                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 26, 1999                LETCHWORTH INDEPENDENT
                                     BANCSHARES CORPORATION


                                     By: /s/ James W. Fulmer
                                        ---------------------------------
                                        James W. Fulmer, President
                                        and Chief Executive Officer



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

     In accordance with the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below on March 26, 1999 by the following persons on behalf of the Registrant and in the capacities indicated.


   Signatures                             Title

 /s/James W. Fulmer              President, Chief Executive
----------------------------     Officer and Director
James W. Fulmer

 /s/Charles L. Van Arsdale       Director
----------------------------
 Charles L. Van Arsdale

/s/James H. Van Arsdale, III     Chairman of the Board
----------------------------     of Directors
James H. Van Arsdale, III


/s/Stanley J. Harmon            Secretary and Director
----------------------------
 Stanley J. Harmon

 /s/Thomas J. Sykes             Treasurer and Chief
----------------------------    Financial Officer
 Thomas J. Sykes

 /s/Patrick J. Dalton            Director
----------------------------
 Patrick J. Dalton

                                                                      EXHIBIT 11



                 LETCHWORTH INDEPENDENT BANCSHARES CORPORATION

                               AND SUBSIDIARIES

                       COMPUTATION OF EARNINGS PER SHARE

                               DECEMBER 31, 1998





Income available to common shareholders       $3,312,643

BASIC EARNINGS PER SHARE
  Weighted average shares outstanding          3,266,509
  Basic earnings per share                    $     1.01

DILUTED EARNINGS PER SHARE
  Weighted average shares outstanding          3,266,509
  Dilutive effect of:
     Warrants                                         68
     Stock options                                86,949

                                              ----------
Adjusted weighted average shares outstanding   3,353,526
Diluted earnings per share                    $      .99




Notes

There was a dilutive effect on earnings per share relating to stock options as the year end market price of the common stock exceeded the exercise price of the stock options. However, fully diluted earnings per share is immaterially different than primary earnings per share.

                                                                      EXHIBIT 21

LIST OF SUBSIDIARIES

  As of December 31, 1998, the only subsidiary of Letchworth Independent Bancshares Corporation (the "Company") was The Bank of Castile (the "Bank").




                                                                      EXHIBIT 23


                      CONSENT OF INDEPENDENT ACCOUNTANTS



We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No.333-01263) of Letchworth Independent Bancshares Corporation of our report dated January 22, 1999, appearing on pages 36 of this Annual Report on Form 10-K.



PricewaterhouseCoopers, LLP

Buffalo, New York
March 29, 1999