Form 10-Q
period 1999-03-31
LETCHWORTH INDEPENDENT BANCSHARES CORP
filed 1999-05-17
CIK 723323

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ____________

                        Commission File Number: 0-18533
                                                -------

                 LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
            -------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               New York                               16-1168175
   (State or other jurisdiction of         (I.R.S. Employer incorporation or
          organization)                           Identification No.)

        50 North Main Street  Box 129  Castile  NY  14427  (Address of
   ------------------------------------------------------------------------
        principal executive offices)                        (Zip Code)

                                (716) 493-2576
                                --------------

              Registrant's telephone number, including area code)
       ----------------------------------------------------------------
                (Former name, address, fiscal year, if changed)

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

          Class                     Outstanding as of April 30, 1999
--------------------------------------------------------------------------------
     Common Stock, $1.00 per share               3,459,924 shares

Transitional Small Business Disclosure Format (Check One):
     Yes     No    X
        ---       ---

LETCHWORTH INDEPENDENT BANCSHARES CORPORATION

                                                             Page
INDEX


PART I   Financial Information

Item 1.  Financial Statements

         Consolidated Statement of Condition (Unaudited)
          March 31, 1999 and December 31, 1998                  3

         Consolidated Statement of Income (Unaudited)
          Three Months Ended March 31, 1999
          and 1998, respectively                                4

         Consolidated Statement of Comprehensive Income
          (Unaudited)Three Months Ended
          March 31, 1999 and 1998, respectively                 5

         Consolidated Statement of Cash Flows (Unaudited)
          Three Months Ended March 31, 1999 and 1998            6

         Notes to Consolidated Financial Information            7

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                           12

PART II  Other Information

Item 6  Exhibits and Reports on Form 8-K                       19

Signatures                                                     21

Exhibit 11                                                     22

                 LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
                 ---------------------------------------------
                      CONSOLIDATED STATEMENT OF CONDITION
                      -----------------------------------
                                  (UNAUDITED)
                                  -----------

                                                                      March 31,      December 31,
                                                                       1999             1998
                                                                   -------------    -------------
ASSETS:
Cash and due from banks                                            $   9,352,726    $  10,647,917
Federal funds sold                                                    12,700,000        9,250,000
Investment securities:
   Available for sale                                                 62,810,167       65,255,014
   Other securities                                                    2,083,501        2,083,501
Loans, net of allowance for loan losses of
   $2,451,269 and $2,377,250, respectively                           183,312,038      184,459,034
Accrued interest receivable                                            1,914,181        1,731,499
Premises and equipment, net                                            6,291,294        6,344,049
Other Assets                                                           2,091,853        1,891,872
                                                                   -------------    -------------
                                          Total Assets             $ 280,555,760    $ 281,662,886
                                                                   -------------    -------------

LIABILITIES AND SHAREHOLDERS EQUITY:

Deposits:
   Noninterest bearing                                             $  33,205,663    $  36,432,791
   Interest bearing                                                  206,343,595      204,419,241
                                                                   -------------    -------------
                                          Total Deposits             239,549,258      240,852,032

Securities sold under agreement to repurchase                          1,203,888        1,198,294
Accrued interest payable                                                 932,411        1,158,630
Accrued taxes and other liabilities                                    1,127,317          856,636
Advances from Federal Home Loan Bank                                   3,826,048        3,968,283
                                                                   -------------    -------------
                                          Total  Liabilities         246,638,922      248,033,875
                                                                   -------------    -------------

Shareholders' equity
   Common stock, $1.00 par value, 5,000,000
     shares authorized, 3,391,650 and 3,390,650
       shares issued, respectively                                     3,391,650        3,390,650
   Capital surplus                                                    12,351,915       12,347,915
   Retained earnings                                                  19,341,640       18,673,888
   Unearned employee stock ownership plan shares                        (441,988)        (490,654)
   Accumulated
       other comprehensive income                                      1,043,770        1,261,145
   Treasury stock at cost, 100,847 and 86,847
       shares, respectively                                           (1,770,149)      (1,553,933)
                                                                   -------------    -------------
                                          Total  Shareholders'
                                          Equity                      33,916,838       33,629,011
                                                                   -------------    -------------
  Total Liabilities and Shareholders Equity                        $ 280,555,760    $ 281,662,886
                                                                   -------------    -------------


   The accompanying notes are an integral part of these financial statements

                      LETCHWORTH INDEPENDENT CORPORATION
                 CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)



                                                           Three Months Ended
                                                               March 31,
                                                    1999                       1998
Interest Income:
  Interest and fees on loans                     $4,200,315                 $3,850,122
  Interest on investment securities
     Taxable                                        477,412                    798,525
     Tax-exempt                                     400,538                    395,258
  Interest on federal funds sold                    159,716                     56,257
                                                 ----------                 ----------
Total interest income                            $5,237,981                 $5,100,162

Interest expense on deposits and advances         1,974,355                  2,163,249
                                                 ----------                 ----------

Net interest income                              $3,263,626                 $2,936,913
Provision for loan losses                           116,419                    131,422
                                                 ----------                 ----------
   Net interest income after
   provision for loan losses                     $3,147,207                 $2,805,491
                                                 ----------                 ----------

Other operating income:
  Service charges on deposit accounts            $  252,468                 $  272,930
  Other charges and fees                             42,306                     16,718
  Net gains on sales of loans
    and investment securities                         1,492                     21,427
  Other operating income                             95,319                     48,747
                                                 ----------                 ----------

Total other operating income                     $  391,585                 $  359,822
                                                 ----------                 ----------

Other operating expenses:
  Salaries and employee benefits                 $1,217,444                 $1,098,463
  Equipment expense                                 223,508                    232,851
  Occupancy expense                                 138,453                    134,950
  Printing and supplies                              66,714                     66,189
  FDIC assessment                                    10,417                      9,994
  Other operating expenses                          551,586                    484,590
                                                 ----------                 ----------
Total other operating expense                    $2,208,122                 $2,027,037

Income before income taxes                        1,330,670                  1,138,276
Provision for income taxes                          365,003                    338,000
                                                 ----------                 ----------

Net Income                                       $  965,667                 $  800,276
                                                 ==========                 ==========

Basic earnings per share                         $     0.30                 $     0.24
Diluted earnings per share                       $     0.29                 $     0.23


    The accompanying notes are an integral part of these financial statements

                 LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
          CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)



                                                       Three Months Ended
                                                            March 31,
                                                    1999                1998
Net Income                                      $  965,667          $  800,276
Other comprehensive income, net of tax:
Unrealized gains on securities:
     Unrealized holding gains (losses)
           arising during period                   217,375              11,194
     Less: reclassification adjustments
           for gains included in net
           income                                     --               (19,297)
                                                ----------          ----------
Other comprehensive income, net of tax:            217,375              (8,103)
                                                ----------          ----------
Comprehensive income                            $1,183,042          $  792,173
                                                ==========          ==========



    The accompanying notes are an integral part of these financial statement

                 LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
                 ---------------------------------------------
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------
                                  (UNAUDITED)
                                  -----------

                                                               Three Months Ended
                                                                    March  30,
                                                              1999             1998
Cash flows from operating activities:
   Net income                                           $    965,667    $    800,276
   Adjustments to reconcile net income to
    net cash provided by operating activities-
     Depreciation and amortization                           215,590         214,875
     Provision for possible loan losses                      116,419         131,422
     ESOP compensation expense                                48,666          48,666
     Gain on sale of investments                                --           (19,297)
     Gain on sale of loans                                    (1,492)         (2,130)
     Increase in interest receivable                        (182,682)       (323,147)
     Increase in other assets                               (235,126)       (222,667)
     (Decrease) increase in interest payable                (226,219)         29,970
     Increase in accrued taxes
      and other liabilities                                  270,681         369,557
                                                        ------------    ------------
   Net cash provided by operating activities            $    971,504    $  1,027,525
                                                        ------------    ------------

Cash flows from investing activities:
   Proceeds from sales of securities-available
      for sale                                          $       --      $     37,352
   Proceeds from calls and maturities of securities:
      Held to Maturity                                          --         1,585,336
      Available for sale                                   6,537,404       3,484,375
   Proceeds from sale of loans                               422,966         370,892
   Purchases of securities:
      Held to maturity                                          --          (522,780)
      Available for sale                                  (4,309,932)     (6,834,290)
   Net increase in loans                                     609,103      (4,876,478)
   Expenditures for capital assets                          (127,690)       (336,437)
                                                        ------------    ------------
   Net cash provided by (used in) investing activities  $  3,131,851    $ (7,092,030)
                                                        ------------    ------------

Cash flows from financing activities:
  Net decrease in demand deposits, NOW
    accounts and money market accounts                  $ (9,236,308)   $ (2,083,383)
  Net increase(decrease) in time deposits                  7,933,534       5,187,598
  Net increase in securities sold under
    agreements to repurchase                                   5,594          94,998
  Repayment FHLB borrowings                                 (142,235)       (136,766)
  Exercise of options and warrants                             5,000          17,300
  Purchase of treasury stock                                (216,216)       (486,250)
  Dividends paid                                            (297,915)       (269,964)
                                                        ------------    ------------
  Net cash (used in) provided by financing activities   $ (1,948,546)   $  2,323,533
                                                        ------------    ------------

Net increase (decrease) in cash and cash equivalents    $  2,154,809    $ (3,740,972)
Cash and cash equivalents, beginning of year              19,897,917      12,413,023
                                                        ------------    ------------
Cash and cash equivalents, end of quarter               $ 22,052,726    $  8,672,051
                                                        ------------    ------------

Interest paid                                           $  2,200,574    $  2,193,219
Income taxes paid                                       $    250,000    $     38,806

    The accompanying notes are an integral part of these financial statement

                 LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
                 ---------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL INFORMATION
                  -------------------------------------------

                                March 31, 1999
                                --------------

Note 1 Basis of Presentation
----------------------------

The unaudited interim financial information includes the accounts of Letchworth Independent Bancshares Corporation and its subsidiary, The Bank of Castile (collectively the "Company"). The financial information has been prepared in accordance with the Summary of Significant Accounting Policies as outlined in the Company's Form 10-K for the year ended December 31, 1998 and, in the opinion of management contains all adjustments necessary to present fairly the Company's financial position as of March 31, 1999 and December 31, 1998, the results of its operations for the three month periods ended March 31, 1999 and 1998, respectively, and its cash flows for the three month periods ended March 31, 1999 and 1998, respectively.

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

These notes should be read in conjunction with the notes to the consolidated financial statements incorporated in the Letchworth Independent Bancshares Corporation 1998 Annual Report on Form 10-K.

Note 2 Investment Securities
----------------------------

The amortized cost and approximate market value if investment securities are as follows:


                                              March 31, 1999                        December  31, 1998
                                            Amortized Cost  Market Value  Amortized Cost  Market Value
                                            --------------  ------------  --------------  ------------

Available for Sale
------------------
U.S. Treasury securities and
 obligations of U.S. Government
 corporations and agencies                   $12,458,946   $12,691,277     $13,742,386   $14,087,865
State and political subdivision
 obligations                                  34,059,202    35,314,296      32,486,465    33,876,508
Mortgage-Backed Securities                    14,711,663    14,804,594      17,173,404    17,290,641
                                             -----------   -----------     -----------   -----------
                                             $61,229,811   $62,810,167     $63,402,255   $65,255,014
                                             -----------   -----------     -----------   -----------

Note 3 Loans
------------


Loans consist of the following:
                                                 March-31        December-31
                                                  1999              1998
                                              -------------     ------------
    Residential real estate                   $ 55,129,712      $ 53,638,439
    Commercial real estate                      40,923,623        39,948,496
    Commercial and industrial loans             38,534,501        38,201,766
    Agricultural loans                          30,596,050        35,707,279
    Consumer loans                              20,579,421        19,340,354
                                              ------------      ------------
                                              $185,763,307      $186,836,334
                                              ------------      ------------



An analysis of changes in the allowance for loan losses is as follows:


                                                March 31,            March 31,
                                                  1999                 1998
                                                  ----                 ----
Balance, beginning of year                      $2,377,250         $2,028,600
Provision expense                                  116,418            131,422
Chargeoffs                                          47,280            885,911
Recoveries                                           5,081              3,900
                                                ----------         ----------

Balance, end of period                          $2,451,269         $2,078,011
                                                ==========         ==========



The following table summarized the Company's non-performing loans at the dates indicated.

                                                March 31,
                                             1999      1998
                                           ---------  -------
Non-accruing loans                           419,860  712,649
Accruing loans past due 90 days or more      655,675   63,613
Renegotiated loans                               0        0

The average balance of impaired loans during the first three months of 1999 was approximately $158,213, compared to $541,509 for the first three months of 1998. At March 31, 1999 and 1998, the balance of impaired loans and related reserve against that balance was $155,293 and $656,300, respectively. Interest income recognized on impaired loans and interest income recognized on a cash basis was not significant

Note 4 Earnings Per Share
-------------------------


The calculations of basic and diluted earnings per share are as follows:


                                                       Quarter ended
                                                         March  31,
                                                     1999             1998
Income available to common shareholders           $  965,667      $  800,276

  Basic earnings per share
   Weighted average shares outstanding             3,238,052       3,306,549
   Basic earnings per share                       $     0.30      $     0.24
                                                  ----------      ----------

  Diluted earnings per share
   Weighted average shares outstanding             3,238,052       3,306,549
   Dilitive effect of:
     Stock options                                    54,992         104,352
   Adjusted weighted average shares
          outstanding                              3,292,872       3,410,901
   Diluted earnings per share                     $     0.29      $     0.23
                                                  ----------      ----------


Note 5 Comprehensive Income
---------------------------

The Company to discloses quarterly comprehensive income in a separate statement, in which the components of comprehensive income are displayed net of income taxes. The following table sets forth the related tax effects allocated to each element of comprehensive income for the three months ended March 31, 1999 and 1998:


                                          Three Months Ended March 31, 1999                  Three Months  Ended March 31,
                                                             Tax                                              Tax
                                         Before-tax        (Expense)   Net-of-Tax   Before-tax      (Expense)    Net-of-Tax
                                          Amount          or Benefit      Amount      Amount         or    Benefit Amount


Unrealized gains on securities:
Unrealized holding gains
       arising during period              272,403        (55,028)       217,375       20,842       (9,649)            11,194
     Less: reclassification
       adjustment for gains
       realized in net income                  -              -              -      (19,297)            -            (19,297)
                                      ----------   -----------    ------------   ----------    -----------        -----------
Net unrealized gain                      272,403       (55,028)        217,375        1,545        (9,649)            (8,103)
                                      ----------   -----------    ------------   ----------    -----------        -----------
Other comprehensive income               272,403       (55,028)        217,375        1,545        (9,649)            (8,103)
                                      ----------   -----------    ------------   ----------    -----------        -----------



The following table sets forth the components of accumulated other comprehensive income for the three months ended March 31, 1999 and 1998:

                                               Three Months Ended
                                                    March 31,
                                                 1999      1998
                                                 ----      ----

Beginning balance                             $1,261,145  $309,072
Unrealized gains on securities, net of tax       217,375    (8,103)
                                              --------------------

Ending balance                                $1,043,770  $309,969
                                              --------------------


LETCHWORTH INDEPENDENT BANCSHARES CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 31, 1999

Financial Condition

Total assets of Letchworth Independent Bancshares Corporation (the "Company") were $280.6 million as of March 31, 1999, a decrease of $1.1 million, or .39%, from total assets at December 31, 1998. Deposits, the Company's primary source of funds, decreased $1.3 million from December 31, 1998, or .54%, to $239.5 million at March 31, 1999. The decrease in deposits occurred primarily in the non-interest commercial accounts.

Total loans outstanding as of March 31, 1999 were $183.3 million, which represented a decrease of $1.1 million, or .62%, from total loans at December 31, 1998. The total loans outstanding is net of loans sold and the allowance for possible loan losses. Consumer loans increased $1.2 million or 6.41% during the first quarter, and loans secured by residential mortgages increased $1.8 million or 2.64%. These gains were offset by a $4.7 million or 6.91% net decrease of agricultural and commercial loans. The increase in consumer loans during the three month period of 1999, is primarily attributable to the Company's new indirect lending program. This program generates auto loans through relationships with local dealers.

Nonaccrual loans totaled $419,860 as of March 31, 1999, compared to $712,649 as of March 31, 1998. This decrease resulted from aggressive management in identifying and dealing with problem loan situations. Further, management believes that the loan loss allowance is adequate to cover any expected losses. "Potential problem loans" consist of loans which are generally secured and not currently considered nonperforming, but where information about possible credit problems has caused management to have doubts as to the ability of such borrowers to comply with present payment terms. As of March 31, 1999, the Company considers $2,684,465 to be potential problem loans, which compares to $2,405,065 on March 31, 1998. Historically, however, only a very small portion of those loans have resulted in actual losses for the Company.

Total deposits as of March 31, 1999 were $239.5 million, which represented a decrease of $1.3 million, or .54%, from total deposits as of December 31, 1998. Although interest-bearing deposits increased by $1.9 million since the end of 1998, and certificate of deposit accounts and savings accounts increased by $7.0 million and

$1.0 million, respectively, during this period, these increases were offset partially by a $2.8 million decline in NOW accounts and a $3.2 million decrease in the money market accounts. Noninterest bearing deposits decreased by $3.2 million during the first quarter primarily for the commercial accounts.

The Company's shareholders' equity increased to $33.9 million, an increase of $.3 million, or .09%, from December 31, 1998. The increase in shareholders equity was due to net income of the Company but was moderated by shareholder dividends and the repurchase of 14,000 shares of the Company's common stock. These shares of common stock were purchased at a total cost of $216,216, for an average price of $15.44 per share.

The Risk-based capital ratios are an indicator of the Company's financial soundness. As of March 31, 1999, the Company had a Tier 1 capital ratio of 16.25%, a total capital ratio of 17.50%, and a Tier 1 leverage ratio of 11.01%. Each of these ratios compares favorably with the regulatory minimum requirements of 4.00%, 8.00%, and 4.00%, respectively.

Results of Operations - Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

Net income of $965,667 for the three months ended March 31, 1999 represents an increase of $165,391, or 20.67%, over the $800,276 earned during the same period ended March 31, 1998. Diluted earnings per common share was $.29 for the three months ended March 31, 1999. The diluted earnings per share increased $.06 per share from the same period in 1998. The increase in income for the first quarter of 1999 along with a decrease in the number of outstanding shares of common stock attributed, in part, to the increase.

Net interest income was $3.3 million for the three months ended March 31, 1999, up 11.12% from the $2.9 million earned during the three months ended March 31, 1998. Increased volume in the loan portfolio was the primary reason for the increase in interest income during the first quarter of 1999. Interest expense on deposits decreased by $188,894 or 8.73%.

The provision for loan losses, the charge to earnings for potential credit losses associated with lending activities, was $116,419 for the three months ended March 31, 1999, down 11.42% from the $131,422 provision recorded during the three months ended March 31, 1998. Gross charge-offs were $47,280 in the first quarter of 1999, compared to $85,911 for the same period last year. Management conducts a periodic evaluation which assigns risk weights for individual loans and different classes of loan groups in determining the adequacy of the reserve. Regulatory examination, historical gross loans, an assessment of economic conditions and other relevant factors are used in this analysis. Management of the Company believes this analysis indicates that the level of the loan loss reserve is adequate to absorb any potential losses inherent in the loan portfolio at March 31, 1999. The allowance for loan losses of the Company at March 31, 1999, was $2,451,269, or 1.32%, of total loans and is up $74,019, or 3.11%, from the allowance at December 31, 1998.

Other operating income for the three month period ended March 31, 1999 was $391,585 compared to $359,822 for the same period in 1998. This increase is partially attributed to growth in trust fee income and ATM charges.

Other operating expense for the three month period ended March 31, 1999 was $2,208,122, an increase of 8.93% over the $2,027,037 recorded for the same period in the prior year. The majority of this increase occurred in salaries and employee benefits expense which increased by $118,981 or 10.83%. Several new staff positions, as well as, increased benefit expenses, account for the increase in this area.

The provision for income taxes was $365,003 for the three months ended March 31, 1999, up 7.99% from the $338,000 for the three months ended March 31, 1998. This increase is primarily attributed to the growth in earnings for the period.

The Company's Interest Rate Sensitivity for a 100+/- basis point simulated shift in interest rates resulted in lower variances than those disclosed in the Annual Report Form 10-K statement issued for December 31, 1998.

After tax earnings change:

      March 31, 1999                                 December 31, 1998

+100 basis points    -100 basis points   + 100 basis points    -100 basis points

   + $284,000           $(384,000)            + $466,000          $(523,000)


Other Events of Significance:

On January 20, 1999, the Company announced that it had reached an agreement to acquire a majority interest in The Mahopac National Bank ( the "Mahopac Bank"). The Mahopac Bank is headquartered in Putnam County, New York, and operates three offices. The transaction is subject to regulatory approval, and it is anticipated that the transaction will be consummated during the second quarter. The purchase is the culmination of several years of exploring options and opportunities for growth.

The Mahopac National Bank is owned primarily by the members of two families; the Costello/Ryder and the Spain family, and the Company has agreed to purchase the shares of the Costello/Ryder family, which represents 58% of the ownership. In addition, the Company has agreed to purchase shares held by other shareholders of the Mahopac Bank, which brings our total position within the Bank to approximately 70%. The purchase price for each share to be purchased was $9,700 per share, for a total investment of approximately 14.5 million.

In addition, the Company entered into a written agreement (the "Shareholder Agreement") with the members of the Spain family to unify the ownership structure of the Mahopac Bank within two years. To unify the ownership structure, the Shareholder Agreement allows for either the Spain family to purchase all the shares of the Mahopac Bank owned by the Company, or for the Company to purchase all of the shares of the Mahopac Bank owned by the Spain family. The exercise price for each share of common stock is equal percent of the "fair market value" of each share of common stock of the Mahopac Bank, as determined in accordance with the Shareholder Agreement. The intent of the Company, and also the stated intent of the Spain family, is for the Company to acquire all of the shares of common stock owned by the Spain Family. If, for whatever reason, neither party is able or willing to buy out the other, the terms of the Shareholder Agreement require that the Mahopac Bank be sold in its entirety to a third party.

Management believes that the Mahopac Bank transaction gives the Company greater opportunity for future growth than if we remained exclusively in Western New York. Putnam County is the fastest growing county in New York and has the highest median income in the state. The Mahopac Bank itself has grown rapidly. Its income has increased 182% over the last five years, and grew 16.7% in the last year.



Plans were recently announced to open a new branch office in the Town of Chili, New York. Regulatory approval has been requested from the New York State Banking Department. It is anticipated that approval will be obtained during the second quarter. The site at 3262 Chili Avenue will be the Company's 12th branch and is contiguous to our LeRoy and Avon branch market areas.

During the fourth quarter of 1997, the Board of Directors approved a program to allow the repurchase of up to $2 Million in Company common stock and warrants. The program was amended in December of 1998 and to allow an additional repurchase of $1 million if required. As of March 31, 1999 the Company had repurchased 100,847 shares at an average price of $17.55. Together with the purchase of warrants during the fourth quarter of 1997, the Company has spent $2,199,649 out of the total that was authorized and no additional purchases are presently anticipated. There are no plans at this point for further expansion of this repurchase program. Management of the Company believes that the Company is well positioned to take advantage of growth opportunities that allow the Company to utilize its capital.

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

Because the Company does not have any "in house" programming, but instead uses the services of outside software packages, the renovation stage became more of a monitoring project to ensure that the systems used are compliant. The following major systems were upgraded to Year 2000 compliant versions: Core Processing System (May 21, 1998); Direct Deposit/Automated Clearing House (ACH) (August 27, 1997); Item Processing System (October 9, 1998), additional ACH upgrade (February 3, 1999).

All identified mission critical processes were ready by March 31, 1998.

During the validation stage, each system is being tested to determine if it correctly processes data for the thirteen dates that have been identified by the regulators as crucial. The core processing system and item processing systems have been successfully tested for all test dates. The test dates for all mission critical items was completed by March 31, 1999. Validations for the non-critical processes are scheduled to be completed by June 30, 1999.

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

The Company has developed a business continuation contingency plan to address anticipated worst case scenarios which are beyond our control that may disrupt normal operations. A walk through test of various scenarios on March 15, 1999, did not indicate any changes were necessary. The contingency plan and related cost estimates will be continually refined as additional information becomes available. At this time the Company cannot, however, estimate the additional cost, if any, that might develop from such refinements. The Company is prepared to curtail credit availability to customers identified as having material exposure to the Year 2000 issue. However, the Company's ability to exercise such curtailment may be limited by various factors, including existing legal agreements and potential concerns regarding lender liability.

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

Year 2000 compliance costs incurred during the first quarter of 1999 totaled approximately $73,900, the majority of which was related to equipment and software. This figure does not include the implicit costs associated with the reallocation of internal staff hours to Year 2000 project-related efforts. At this time, management estimates additional Year 2000 compliance costs, which are expenses on a current period basis, at approximately $136,800. This estimate does not include normal ongoing costs for computer hardware (including ATM's) and software that would be replaced in the next year in conjunction with the Company's ongoing programs for updating its delivery infrastructure. The Year 2000 project cost estimate may change as the Company progresses in its Year 2000 program and conducts further testing concerning third parties. At this time, no significant projects have been delayed as a result of the Company's Year 2000 effort.

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

The Company has assumed a proactive approach to increase Year 2000 awareness and compliance. In addition to mailing statement stuffers to all customers we also have trained our commercial loan officers to discuss Year 2000 issues with our borrowers. The information is used in loan review process to evaluate risk ratings and loan loss reserves. Major depositors are also being contacted directly to determine their readiness. On going customer awareness programs are planned throughout the balance of 1999.

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


4(c) Letchworth Independent Bancshares Corporation Stock Option Plan of 1998, and form of Stock option Agreement, incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 and filed with the Commission on November 11, 1998, and wherein such
Exhibit is designated Exhibit 4(c).

11     Computation of Basic and Diluted Earnings Per Share for the quarter ended
March 31, 1999 is presented on Exhibit 11 of this Report on Form 10-Q.

(b). The Registrant did not file any current reports on Form 8-K during the quarter ended March 31, 1999.

                                  SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 LETCHWORTH INDEPENDENT BANCSHARES CORPORATION


Date 5/13/99                    /s/  James W. Fulmer
     --------                   -----------------------------------------
                                      James W. Fulmer
                                      President & Chief Executive Officer


Date 5/13/99                    /s/  Thomas J. Sykes
     --------                    ----------------------------------------
                                     Thomas J. Sykes
                                     Treasurer & Chief Financial Officer