Form 10-Q
period 1999-06-30
LETCHWORTH INDEPENDENT BANCSHARES CORP
filed 1999-08-16
CIK 723323

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ____________

                        Commission File Number: 0-18533
                                                -------

                 LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
            -------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           New York                                    16-1168175
    ------------------------------------------------------------------
  (State or other jurisdiction of            (I.R.S. Employer incorporation or
         organization)                               Identification No.)


50 North Main Street  Box 129  Castile  NY               14427
----------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

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


             Class                 Outstanding as of August 5, 1999
         -------------------------------------------------------------

             Common Stock, $1.00 per share        3,468,974 shares

Transitional Small Business Disclosure Format (Check One):

     Yes__ No X
              -

LETCHWORTH INDEPENDENT BANCSHARES CORPORATION


INDEX                                                                Page
PART I  Financial Information

Item 1. Financial Statements

        Consolidated Statement of Condition (Unaudited)
          June 30, 1999 and December 31, 1998                          3

        Consolidated Statement of Income (Unaudited)
          Three and Six Months Ended June 30, 1999 and 1998            4

        Consolidated Statement of Comprehensive Income
          (Unaudited)Three and Six Months Ended June 30, 1999
          and 1998                                                     5

        Consolidated Statement of Cash Flows (Unaudited)
          Six Months Ended June 30,1999 and 1998                       6

        Notes to Consolidated Financial Information                    7

Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations               13

PART II  Other Information

Item 4. Submission of Matters to a Vote of Security Holders           22

Item 5. Other Information                                             23

Item 6. Exhibits and Reports on Form 8K                               24

Signatures                                                            26

Exhibit 10(a)                                                   52 Pages

Exhibit 10(b)                                                    7 Pages

Exhibit 10(c)                                                   12 Pages

Exhibit 11                                                        1 Page

Exhibit 27                                                        1 Page

Exhibit 99                                                       3 Pages

                 LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
                 ---------------------------------------------
                      CONSOLIDATED STATEMENT OF CONDITION
                      -----------------------------------
                                  (UNAUDITED)
                                  -----------

                                                                                  June 30,               December 31,
                                                                                    1999                    1998
                                                                                ------------             ------------
ASSETS:

Cash and due from banks                                                         $ 14,812,220             $ 10,647,917
Federal funds sold                                                                13,350,000                9,250,000
Investment securities:
   Available for sale                                                            100,815,521               65,255,014
   Held to maturity                                                                2,330,514                        -
   Other securities                                                                2,890,759                2,083,501
Loans, net of allowance for loan losses of
   $4,061,202 and $2,377,300, respectively                                       283,600,691              184,459,034
Accrued interest receivable                                                        2,590,877                1,731,499
Premises and equipment, net                                                       13,380,742                6,344,049
Other Assets                                                                       8,581,635                1,891,872
                                                                                ------------             ------------
                                                  Total Assets                  $442,352,959             $281,662,886
                                                                                ------------             ------------

LIABILITIES AND SHAREHOLDERS EQUITY:

Deposits:
   Noninterest bearing                                                          $ 74,034,601             $ 36,432,791
   Interest bearing                                                              318,701,899              204,419,241
                                                                                ------------             ------------
                                                  Total Deposits                 392,736,500              240,852,032

Securities sold under agreement to repurchase                                      1,145,581                1,198,294
Accrued interest payable                                                             887,514                1,158,630
Accrued taxes and other liabilities                                                1,301,286                  856,636
Advances from Federal Home Loan Bank                                               7,752,741                3,968,283
                                                                                ------------             ------------
                                                  Total Liabilities              403,823,622              248,033,875
                                                                                ------------             ------------

Minority Interest in Subsidiary                                                    4,535,140                        -

Shareholders' equity
   Common stock, $1.00 par value, 5,000,000
     shares authorized, 3,391,650 and 3,390,650
       shares issued, respectively                                                 3,459,924                3,390,650
   Capital surplus                                                                12,625,011               12,347,915
   Retained earnings                                                              19,961,301               18,673,888
   Unearned employee stock ownership plan shares                                    (441,988)                (490,654)
   Accumulated other comprehensive income                                            160,098                1,261,145
   Treasury stock at cost, 100,847 and 86,847
       shares, respectively                                                       (1,770,149)              (1,553,933)
                                                                                ------------             ------------
                                 Total Shareholders' Equity                       33,994,197               33,629,011
                                                                                ------------             ------------
  Total Liabilities and Shareholders Equity                                     $442,352,959             $281,662,886
                                                                                ------------             ------------

   The accompanying notes are an integral part of these financial statements

                 LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
                 CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                           Three Months Ended            Six Month Ended
                                                                               June 30,                       June 30,
                                                                         1999           1998            1999          1998
Interest Income:
  Interest and fees on loans                                          $4,909,169     $4,070,471     $ 9,109,483   $ 7,920,593
  Interest on investment securities
     Taxable                                                             562,788        703,582       1,040,201     1,502,107
     Tax-exempt                                                          443,691        383,790         844,229       779,048
  Interest on federal funds sold                                         261,910         44,221         421,625       100,478
                                                                      ----------     ----------     -----------   -----------
Total interest income                                                  6,177,558      5,202,064      11,415,538    10,302,226

Interest expense on deposits and advances                              2,256,630      2,204,750       4,230,985     4,367,999
                                                                      ----------     ----------     -----------   -----------

Net interest income                                                    3,920,928      2,997,314       7,184,553     5,934,227
Provision for loan losses                                                165,547        124,998         281,966       256,420
                                                                      ----------     ----------     -----------   -----------
   Net interest income after
   provision for loan losses                                           3,755,381      2,872,316       6,902,587     5,677,807
                                                                      ----------     ----------     -----------   -----------

Other operating income:
  Service charges on deposit accounts                                    329,517        268,780         581,984       541,710
  Other charges and fees                                                  72,733         40,232         115,039        56,950
  Net gain (loss) on sales of loans
    and investment securities                                                500           (522)          1,992        20,905
  Other operating income                                                  94,289         62,903         189,608       111,650
                                                                      ----------     ----------     -----------   -----------

Total other operating income                                             497,039        371,393         888,623       731,215
                                                                      ----------     ----------     -----------   -----------

Other operating expenses:
  Salaries and employee benefits                                       1,595,518      1,099,427       2,812,962     2,197,890
  Equipment expense                                                      256,541        129,538         480,048       264,488
  Occupancy expense                                                      109,480         74,364         247,933       140,553
  Printing and supplies                                                   71,402        234,738         138,116       467,589
  FDIC assessment                                                         11,354          9,758          21,771        19,752
  Minority interest in Subsidiary net income                              42,492              -          42,492             -
  Other operating expenses                                               825,347        602,601       1,376,932     1,087,191
                                                                      ----------     ----------     -----------   -----------
Total other operating expense                                          2,912,134      2,150,426       5,120,254     4,177,463

Income before income taxes                                             1,340,286      1,093,283       2,670,956     2,231,559
Provision for income taxes                                               417,896        319,400         782,899       657,400
                                                                      ----------     ----------     -----------   -----------

Net Income                                                            $  922,390     $  773,883     $ 1,888,057   $ 1,574,159
                                                                      ==========     ==========     ===========   ===========

Basic earnings per share                                              $     0.28     $     0.24     $      0.58   $      0.48
Diluted earnings per share                                            $     0.28     $     0.23     $      0.57   $      0.46

   The accompanying notes are an integral part of these financial statements

                 LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
          CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)


                                                                   Three Months Ended                Six Months Ended
                                                                         June 30,                        June 30,
                                                                  1999            1998             1999              1998
Net Income                                                     $ 922,390        $773,883        $ 1,888,057        $1,574,159
Other comprehensive loss, net of tax:
Unrealized losses on securities:
     Unrealized holding losses
           arising during period                                (882,950)        (26,683)        (1,100,325)          (23,461)
     Less: reclassification adjustments
           for losses included in net
           income                                                   (722)            669               (722)          (10,656)
                                                               ---------        --------        -----------        ----------
Other comprehensive loss, net of tax                            (883,672)        (26,014)        (1,101,047)          (34,117)
                                                               ---------        --------        -----------        ----------
Comprehensive income                                           $  38,718        $747,869        $   787,010        $1,540,042
                                                               =========        ========        ===========        ==========

   The accompanying notes are an integral part of these financial statement

                 LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
                 ---------------------------------------------
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------
                                  (UNAUDITED)
                                  -----------

                                                                        Six Months Ended
                                                                            June 30,
                                                                    1999                1998
Cash flows from operating activities:
   Net income                                                   $  1,888,057       $  1,574,159
   Adjustments to reconcile net income to
    net cash provided by operating activities-
     Depreciation and amortization                                   601,997             429,890
     Provision for possible loan losses                              281,966             256,420
     Minority interest expense                                        42,492
     ESOP compensation expense                                        48,666              77,333
     Gain on sale of investments                                        (722)            (17,334)
     Gain on sale of loans                                            (3,827)             (3,571)
     Decrease (Increase) in interest receivable                       79,279            (130,229)
     Decrease (Increase) in other assets                            (284,674)           (130,246)
     (Decrease) increase in interest payable                        (556,210)            166,010
     (Decrease) increase in accrued taxes
      and other liabilities                                         (268,827)            214,919
                                                                ------------        ------------
   Net cash provided by operating activities                    $  2,397,545        $  2,437,351
                                                                ------------        ------------

Cash flows from investing activities:
   Proceeds from sales of securities-available
      for sale                                                  $  2,999,375        $  1,670,119
   Proceeds from calls and maturities of securities:
      Held to Maturity                                                     -           7,914,119
      Available for sale                                           5,304,452           5,626,450
   Purchases of securities:
      Held to maturity                                                     -          (2,042,351)
      Available for sale                                          (8,960,455)         (7,922,925)
   Cash acquired, net of acquisition cost                          4,126,017                   -
   Proceeds from sale of loans                                       948,553             478,392
   Net increase in loans                                         (11,425,690)        (13,376,970)
   Expenditures for capital assets                                  (408,396)           (470,729)
                                                                ------------        ------------
   Net cash used in investing activities                        $ (7,416,144)       $ (8,123,895)
                                                                ------------        ------------

Cash flows from financing activities:
  Net increase in demand deposits, NOW
    accounts and money market accounts                          $  7,671,346        $     36,619
  Net increase in time deposits                                    2,350,302           6,467,736
  Net (decrease) increase in securities sold under
    agreements to repurchase                                         (52,713)             49,002
  Current FHLB borrowings                                          4,000,000                   -
  Repayment FHLB borrowings                                         (215,543)           (204,500)
  Exercise of options and warrants                                   346,370              78,670
  Purchase of treasury stock                                        (216,216)         (1,356,321)
  Dividends paid                                                    (600,644)           (537,147)
                                                                ------------        ------------
  Net cash (used in) provided by financing activities           $ 13,282,902        $  4,534,059
                                                                ------------        ------------

Net increase (decrease) in cash and cash equivalents            $  8,264,303        $ (1,152,485)
Cash and cash equivalents, beginning of year                      14,897,917          12,413,023
                                                                ------------        ------------
Cash and cash equivalents, end of quarter                       $ 28,162,220        $ 11,260,538
                                                                ------------        ------------

Interest paid                                                   $  4,787,195        $  4,201,989
Income taxes paid                                               $  1,503,000        $    520,000

   The accompanying notes are an integral part of these financial statements

                 LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
                 ---------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL INFORMATION
                  -------------------------------------------

                                 June 30, 1999
                                 -------------

Note 1 Basis of Presentation
----------------------------

The unaudited interim financial information includes the accounts of Letchworth Independent Bancshares Corporation ("Letchworth", "the Company" or "Registrant") and its subsidiaries, The Bank of Castile and The Mahopac National Bank ("Mahopac"). The financial information has been prepared in accordance with the Summary of Significant Accounting Policies as outlined in Letchworth's Form 10-K for the year ended December 31, 1998 and, in the opinion of management contains all adjustments necessary to present fairly Letchworth's financial position as of June 30, 1999 and December 31, 1998, the results of its operations for the three and six month periods ended June 30, 1999 and 1998, respectively, and its cash flows for the six month periods ended June 30, 1999 and 1998, respectively.

The accounting policies of Letchworth conform with generally accepted accounting principles and prevailing practices within the banking industry. The preparation of financial information in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial information and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.


These notes should be read in conjunction with the notes to the consolidated financial statements incorporated in the Letchworth 1998 Annual Report and Form 10-K.

Note 2 Merger Agreement with Tompkins TrustCo, Inc.
---------------------------------------------------

On July 30, 1999, the Registrant entered into an Agreement and Plan of Reorganization (the "Agreement") with Tompkins TrustCo, Inc. ("Tompkins"), pursuant to which, subject to regulatory and shareholder approval, the Registrant will be merged with and into Tompkins. Pursuant to the terms and conditions of the Agreement, each shareholder of the Registrant will receive
 .685 shares of common stock of Tompkins for each share of common stock of the Registrant owned by the shareholder. It is currently anticipated that the transaction will be consummated in December, 1999, or during the first quarter of 2000. In connection with the Agreement, the Registrant granted Tompkins an option, exercisable under certain circumstances, to purchase an aggregate of 689,737 newly issued shares of common stock, par value $1.00 per share, of the Registrant.

The transaction is expected to be accounted for as a pooling of interest.

Note 3 Acquisition of The Mahopac National Bank
-----------------------------------------------

On June 4, 1999, Letchworth consummated the acquisition of a controlling interest in Mahopac, a national banking organization with its principal office located in Mahopac, New York. As a result, Letchworth now owns 1,491 shares, or 70.165%, of the issued and outstanding shares of capital stock of Mahopac. The total purchase price for the transaction was $14,634,524.

Acquired assets, loans and deposits of Mahopac on June 4, 1999 totaled approximately $158.4 million, $90.5 million and $141.8 million, respectively. The transaction has been accounted for as a purchase and, accordingly operations acquired from Mahopac have been included in Letchworth's financial results since the acquisition date. In connection with the acquisition, Letchworth recorded approximately $2.5 million of goodwill and $3.5 million of core deposit intangible. The goodwill is being amortized on a straight-line basis over twenty years and the core deposit intangible is being amortized on an accelerated basis over ten years.

Presented below is certain pro forma information as if Mahopac had been acquired on January 1, 1998. These results combine the historical results of Mahopac into Letchworth's Consolidated Statement of Income and, while certain adjustments were made for the estimated impact of purchase accounting adjustments and other acquisition-related activity, they are not necessarily indicative of what would have occurred had the acquisition taken place at that time.

                                                  Pro forma
                                           Six Months Ended June 30,
                                             1999              1998
                                       (in thousands, except per share)

     Interest Income                        $15,424           $15,027
     Other Income                             1,463             1,283
     Net income                               2,115             1,692
     Diluted earnings per common share      $   .64           $   .50

Note 4 Investment Securities
----------------------------

The amortized cost and approximate market value of investment securities are as follows:

                                                                     June 30, 1999                December 31, 1998
                                                           Amortized Cost      Market Value  Amortized Cost  Market Value
                                                        ---------------------  ------------  --------------  ------------
Available for Sale
------------------

U.S. Treasury securities and
 obligations of U.S. Government
 corporations and agencies                                         24,916,873    24,952,088  $   13,742,386  $ 14,087,865
State and political subdivision
 obligations                                                       45,764,935    46,022,795      32,486,465    33,876,508
Mortgage-Backed Securities                                         29,530,779    29,333,800      17,173,404    17,290,641
Corporate Securities                                                  513,205       506,839               -             -
                                                                  -----------   -----------  --------------  ------------
                                                                  100,725,790   100,815,521  $   63,402,255  $ 65,255,014
                                                                  -----------   -----------  --------------  ------------



                                                                       June 30, 1999              December 31, 1998
                                                               Amortized Cost  Market Value  Amortized Cost  Market Value
                                                               --------------  ------------  --------------  ------------
Held to Maturity
----------------

State and political subdivision
 obligations                                                        2,330,514     2,330,077               -             -
                                                                    ---------     ---------  --------------  ------------
                                                                    2,330,514     2,330,077               -             -
                                                                    ---------     ---------  --------------  ------------

Note 5 Loans
------------

Loans consist of the following:
                                            June-30       December-31
                                             1999            1998
                                         ------------    ------------

    Residential real estate              $108,520,446    $ 53,638,439
    Commercial real estate                 70,703,676      39,948,496
    Commercial and industrial loans        48,106,667      38,201,766
    Agricultural loans                     31,168,670      35,707,279
    Consumer loans                         29,162,434      19,340,354
                                         ------------    ------------
                                         $287,661,893    $186,836,334
                                         ------------    ------------

An analysis of changes in the
allowance for possible loan losses
is as follows:
                                         June 30,        June 30,
                                          1999            1998
                                        ----------     ----------


Balance, beginning of year              $2,377,300     $2,028,600
Allowance acquired from Mahopac          1,510,938              -
Provision Expense                          281,966        256,420
Chargeoffs                                (146,157)      (109,471)
Recoveries                                  37,155         19,023
                                        ----------     ----------

Balance, end of period                  $4,061,202     $2,194,572

The following table summarized the Company's non-performing loans at the dates indicated.

                                                             June 30,
                                                        1999         1998
                                                     ---------      -------
Non-accruing loans                                   1,028,000      753,823
Accruing loans past due 90 days or more                587,066       85,061
Renegotiated loans                                           0            0

The average balance of impaired loans during the first six months of 1999 was approximately $151,221 as compared to $623,651 for the first six months of 1998. At June 30, 1999, the balance of impaired loans and related reserve against that balance was $137,237 and $45,379, respectively. At June 30, 1998, the balance of impaired loans and related reserve against the balance was $591,003 and $114,512, respectively. Interest income recognized on impaired loans and interest income recognized on a cash basis was not significant

Note 6 Earnings Per Share
-------------------------

The calculations of basic and diluted earnings per share are as follows:

                                                             Quarter ended                Six Month Ended
                                                               June  30,                      June  30,
                                                         1999             1998           1999             1998
Income available to common shareholders              $  922,390       $  773,883     $1,888,057       $1,574,159

  Basic earnings per share
   Weighted average shares outstanding                3,288,681        3,289,564      3,263,500        3,287,355
   Basic earnings per share                          $     0.28       $     0.24     $     0.58       $     0.48
                                                     ----------       ----------     ----------       ----------

  Diluted earnings per share
   Weighted average shares outstanding                3,288,681        3,289,564      3,263,500        3,287,355
   Dilitive effect of:
     Stock options                                       26,954           94,603         40,973           99,379
   Adjusted weighted average shares
          outstanding                                 3,315,635        3,384,167      3,304,473        3,386,832
   Diluted earnings per share                        $     0.28       $     0.23     $     0.57       $     0.46
                                                     ----------       ----------     ----------       ----------

Note 7 Comprehensive Income
---------------------------

Letchworth has chosen to disclose comprehensive income in a separate statement, in which the components of comprehensive income are displayed net of income taxes. The following table sets forth the related tax effects allocated to each element of comprehensive income for the three and six months ended June 30, 1999 and 1998:


                                 Three Months Ended June 30, 1999                     Six Months Ended June 30, 1999
                                                Tax                                                 Tax
                             Before-tax      (Expense)     Net-of-Tax            Before-tax      (Expense)     Net-of-Tax
                               Amount       or Benefit       Amount                Amount       or Benefit       Amount
Unrealized gains on
 securities:
  Unrealized holding gains
    arising during period    (1,489,903)       606,953       (882,950)           (1,762,306)       661,981     (1,100,325)
  Less: reclassification
   adjustment for gains
   realized in net income          (722)             -           (722)                 (722)             -           (722)
                            ---------------------------------------------------------------------------------------------
Net unrealized gain          (1,490,625)       606,953       (883,672)           (1,763,028)       661,981     (1,101,047)
                            ---------------------------------------------------------------------------------------------
Other comprehensive income   (1,490,625)       606,953       (883,672)           (1,763,028)       661,981     (1,101,047)
                            ---------------------------------------------------------------------------------------------

                                  Three Months Ended June 30, 1998                   Six Months Ended June 30, 1998
                                               Tax                                                 Tax
                              Before-tax    (Expense)      Net-of-Tax            Before-tax     (Expense)      Net-of-Tax
                                Amount      or Benefit       Amount                Amount       or Benefit       Amount
Unrealized losses
 on securities:
  Unrealized holding losses
    arising during period      (78,303)        51,620        (26,683)              (38,163)        14,702        (23,461)
  Less:  reclassification
    adjustment for losses
    realized in net income       1,963         (1,294)           669               (17,334)         6,678        (10,656)
                              -------------------------------------------------------------------------------------------
Net unrealized loss            (76,340)        50,326        (26,014)              (55,497)        21,380        (34,117)
                              -------------------------------------------------------------------------------------------
Other comprehensive loss       (76,340)        50,326        (26,014)              (55,497)        21,380        (34,117)
                              -------------------------------------------------------------------------------------------


The following table sets forth the components of accumulated other comprehensive income for the three and six months ended June 30, 1999 and 1998:

                                                           Six Months Ended
                                                               June 30,
                                                           1999        1998
                                                           ----        ----
          Beginning balance                             $ 1,261,145 $ 309,072
          Unrealized losses on securities, net           (1,101,047)  (34,117)
                                                        ----------- ---------
          Ending balance                                $   160,098 $ 274,955
                                                        ----------- ---------

Note 8 "Disclosure about segments of an enterprise and related information"
---------------------------------------------------------------------------

With the Mahopac acquisition on June 4, 1999, Letchworth now has two reportable segments as prescribed by Statement of Financial Accounting Standards ("SFAS") No.131, "Disclosures About Segments of an Enterprise and Related Information". In accordance with the provision of SFAS No.131, reportable segments have been determined based upon Letchworth's two operating subsidiaries, The Bank of Castile and Mahopac.

Up until June 4, 1999, substantially all the Company's revenue and net income was derived from The Bank of Castile. Since the Company's acquisition of a 70.165% interest in Mahopac, this new segment has contributed $1,020,271 in total revenue and $44,577 in net income. At June 30, 1999, total assets of The Bank of Castile and Mahopac were $276.6 million and $161.3 million, respectively. The Bank of Castile had $266.1 million in assets at June 30, 1998.

MANAGEMENT DISCUSSION AND ANALYSIS

June 30, 1999

Mahopac Transaction


On June 4, 1999, the Company consummated the acquisition of a controlling interest in The Mahopac National Bank ("Mahopac"). A national banking organization headquartered in Putnam County, New York. Mahopac currently operates three offices and is scheduled to open a fourth in Brewster, New York. As a result, Letchworth now owns 1,491 shares, or 70.165% of the issued and outstanding shares of capital stock of Mahopac. The total purchase price paid by Letchworth in connection with the acquisition was an amount equal to $14,462,700 based upon a sales price of $9,700 for each share of common stock purchased.

Mahopac was owned primarily by the members of two families, the Costello/Ryder family and the Spain family. The Company entered into a written agreement (the "Shareholder Agreement") with the members of the Spain family to unify the ownership structure of Mahopac within two years. To unify the ownership structure, the Shareholder Agreement allows for the Spain family to purchase all the shares of Mahopac owned by the Company,(the "Spain Option") or in the event that the Spain family fails to exercise the Spain Option, for the Company to purchase all of the shares of Mahopac owned by the Spain family. In either case the exercise price for each share of common stock is equal to 90 percent of the "fair marker value" of each share of common stock of Mahopac, as determined in accordance with the Shareholder Agreement. The intent of the Company, and also the stated intent of the Spain family, is for the Company to acquire all of the shares of common stock owned by the Spain Family at that time. If, for whatever reason, neither party is able or willing to buy out the other, the terms of the Shareholder Agreement require that Mahopac be sold in its entirety to a third party.

Management believes that the Mahopac transaction gives the Company greater opportunity for future growth than if Letchworth remained exclusively in Western New York. Putnam County is the fastest growing county in New York and has the highest median income in the state.


Financial Condition and Results of Operations

As result of the acquisition of Mahopac, Letchworth's total assets were $442.4 million as of June 30, 1999, an increase of $160.7 million, or 57.05%, above total assets at December 31, 1998.

The overall investment portfolio increased $38.7 million or 57.47% from December 31, 1998, levels to $106.0 million. The additional $45.0 million of Mahopac investments, negated the $6.3 million decline in The Bank of Castile portfolio. The Bank of Castile's portfolio declined due to cumulative maturities and sales since year end to maintain adequate liquidity to fund the purchase of the controlling interest in Mahopac. The change in other securities was negligible.

Net loans outstanding as of June 30, 1999 were $283.6 million, which represented an increase of $99.1 million, or 53.75%, over total loans at December 31, 1998. Net loans outstanding is net of loans sold and the allowance for loan losses. The primary reason for higher loan balances was the $90.4 million of loans obtained on June 4, 1999 in the Mahopac acquisition, including approximately $48.2 million of residential mortgage loans, $24.2 million of commercial real estate loans, $8.1 million of commercial loans, $5.9 million of construction loans and $3.9 million of consumer loans.

Nonaccrual loans totaled $1,028,000 as of June 30, 1999, compared to $753,823 as of June 30, 1998. Approximately $636 thousand of this increase was attributable to the Mahopac transaction. While this represents an increase, the Company is aggressive in identifying and dealing with problem loan situations. Further, management believes that the loan loss allowance is adequate to cover any expected losses. "Potential problem loans" consist of loans which are generally secured and not currently considered nonperforming, but where information about possible credit problems has caused management to have doubts as to the ability of such borrowers to comply with present payment terms. As of June 30, 1999, the Company considers $3,295,256 to be "potentially problem loans", which represents an increase of $1,198,240 when compared to the $2,097,016 figure on June 30, 1998. Most of this increase, $1.2 million , is due to the Mahopac acquisition.

Net premises and equipment for the six month period ended June 30, 1999, increased to $13.4 million. Virtually all of the $7.0 million increase was due to the Mahopac acquisition. The purchase had a similar impact on the other assets; $6.4 million of the $7.3 million increase for the six month period was attributable to Mahopac, including goodwill of $2.5 million and core deposit intangible of $3.5 million.

Total deposits as of June 30, 1999 were $392.7 million, which represented a increase of $151.9 million, or 63.06%, from total deposits as of December 31, 1998. Of this amount, $145.4 million was attributable to the Mahopac transaction. Interest-bearing deposits increased by $114.3 million since the end of 1998, to $318.7 million at June 30, 1999. Approximately $107.8 million of this increase was attributable to the Mahopac transaction. In addition, noninterest bearing deposits increased to $74.0 million at June 30, 1999, a $37.6 million increase from the amount at December 31, 1998. Virtually all of this increase for noninterest bearing deposit balances came as a result of the Mahopac acquisition.

At June 30,1999, Letchworth had advances, secured by residential mortgage loans, from the Federal Home Loan Bank of New York of $7,752,741. The entire $3.8 million increase from December 31, 1998 was due entirely to The Bank of Castile replacing $3.5 million in FHLB advances which had matured in December 31, 1998. These proceeds were used to increase the investment portfolio's income and reduce interest rate risk.

The Company's shareholders' equity increased to $34.0 million, an increase of 1.09%, or $.4 million, from December 31, 1998. The increase in shareholders equity is primarily attributed to the year-to-date earnings less dividends paid to shareholders.

Federal regulators generally require banking institutuions to maintain "core capital", that is, "Tier 1" and "total capital" ratios of at least 4% and 8% respectively, of risk adjusted total assets. In addition to the risk-based measures, Federal bank regulators have also implemented a minimum "leverage" ratio guideline of 4% of the quarterly average of total assets. Under regulatory guidelines, unrealized gains or losses on investment securitites classified as available for sale are not recognized in determining regulatory capital. The Company has historically maintained capital ratios in excess of minimum regulatory guidelines largely through a high rate of internal capital generation.
                           June 30, 1999    June 30, 1998      Minimum

Tier 1 Capital Ratio           11.77%           18.57%          4.00%

Total Capital Ratio            13.02%           19.82%          8.00%

Tier 1 Leverage Ratio           7.44%           11.52%          4.00%


Results of Operations - Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

Net income of $922,390 for the three months ended June 30, 1999 represents an increase of 148,507, or 19.19%, over the $773,883 earned during the same period ended June 30, 1998. Diluted earnings per share was $.28 for the three months ended June 30, 1999 (See Exhibit 11 of this Quarterly Report on Form 10-Q). This was an increase from the $.23 per share for the same period in 1998.

Net interest income was $3.9 million for the three months ended June 30, 1999, up 30.81% from the $3.0 million earned during the three months ended June 30, 1998. The addition of Mahopac contributed approximately $670.3 thousand of the increase in net interest income during the second quarter of 1999. Reduced interest expense on deposits and advances at The Bank of Castile contributed most of the remaining increase in net interest income.

The provision for possible loan losses, the charge to earnings for potential credit losses associated with lending activities, was $165,547 for the three months ended June 30, 1999, up 32.44% from the $124,998 provision recorded during the three months ended June 30, 1998. This increase in the provision for loan losses in 1999 was due to increased loan volume and an increase in charge-offs compared with

1998. Gross charge-offs were $99,115 in the second quarter of 1999, compared to $109,471 for the same period last year. Management conducts a periodic evaluation which assigns risk weights for individual loans and different classes of loan groups in determining the adequacy of the reserve. Regulatory examination, historical gross loans, an assessment of economic conditions and other relevant factors are used in this analysis. Management of the Company believes this analysis indicates that the level of the loan loss reserve is adequate to absorb any potential losses inherent in the loan portfolio at June 30, 1999. The allowance for possible loan losses of the Company at June 30, 1999 was $4,061,202 or 1.41% of total loans, and is up 70.84%, or $1,683,952, from the allowance at December 31, 1998 the increase is due primarily to the $1.5 million allowance acquired from Mahopac.

Other operating income for the three month period ended June 30, 1999 was $497,038, compared to $371,393 for the same period in 1998. This increase is partially attributed to revisions made in deposit fees and service charges, as well as $101.8 thousand in other income attributable to the acquisition of a controlling interest in Mahopac.

Other operating expense for the three month period ended June 30, 1999 was $2,869,641, an increase of $719,215, or 35.45%, over the $2,150,426 recorded for the same period in the prior year. Mahopac's other operating expense accounted for $532.0 thousand, or 69.8%, of the increase. Goodwill and core deposit amortization, as well as minority interest, in Mahopac, further increased other operating expenses by approximately $106.7 thousand. Several new staff positions at The Bank of Castile , as well as an increase in the ESOP and pension expenses, also contributed to the increase.

The provision for income taxes increased from $319,400 to $417,896 for the three months ended June 30, 1998 and 1999, respectively. Letchworth's effective tax rate increased slightly from 29.2% to 30.2% due mainly to the impact of the Mahopac transaction.


Results of Operations - Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

Net income of $1,888,057 for the six months ended June 30, 1999 represents an increase of $313,898, or 19.94%, over the $1,574,159 earned during the same period ended June 30, 1998. Diluted earnings per share was $.57 for the six months ended June 30, 1999. (See Exhibit 11 of this Quarterly Report on Form 10-
Q). This represents an increase from the $.46 per share figure for the same period in 1998.

Net interest income was $7.2 million for the six months ended June 30, 1999, up 21.07% from the $5.9 million earned during the six months ended June 30, 1998. Mahopac contributed $670.3 thousand of this increase. Increased income on loans and reduced interest expense on deposits at the Bank of Castile contributed most of the remaining increase in net interest income.

The provision for loan losses, the charge to earnings for potential credit losses associated with lending activities, was $281,966 for the six months ended June 30, 1999, up 9.96% from the $256,420 provision recorded during the six months ended June 30, 1998. This increase in the provision for loan losses in 1999 was due to increased loan volume and an increase in charge-offs compared with 1998. Gross charge-offs were $146,157 in the first six month period of 1999, as compared to $109,471 for the same period last year.

Other operating income for the six month period ended June 30, 1999, was $888,623 compared to $731,215 for the same period in 1998. Of the $157.4 thousand increase, Mahopac contributed $101.8 thousand. Increases in ATM surcharges and other interchange income fees contributed most of the growth to this area.

Other operating expense for the six month period ended June 30, 1999, was $5,120,254, which respresented an increase of $940.3 thousand or 22.5% over the $4,177,463 recorded for the same period in the prior year. While Mahopac contributed $574.6 thousand of this increase, The Bank of Castile accounted for the other $368.2 thousand. Additional new staffing, normal annual salary adjustments and bonus accruals accounted for approximatley $170.3 thousand of its increase. Increased pension, health insurance and other benefits costs contributed another $53.1 thousand. Approximately $109.8 thousand of additional expense was concentrated in debit card expense, NYCE charges, consulting fees and incentive fees for new indirect loan program.

The provision for income taxes was $782,899 for the six months ended June 30, 1999, up 19.09% from the $657,400 for the six months ended June 30, 1998. Letchworth's effective tax rate dropped slightly from 29.5% for the six months ended June 30, 1998, to 28.9% for the six months ended June 30, 1999. This decrease was primarily due to increased tax exempt interest income.


Interest Rate Sensitivity

The Company realizes income principally from the differential or spread between the interest earned on loans, investments and other interest-earning assets and the interest paid on deposits and borrowings. Loan volumes and yields, as well as the volume of and rates on investments, deposits and borrowings, are affected by market interest rates. Additionally, because of the terms and conditions of many of our loan documents and deposit accounts, a change in interest rates could also affect the duration of the loan portfolio and/or the deposit base, which could alter our sensitivity to future changes in interest rates. As a result, significant shifts in interest rates could affect the accuracy of previous made forward-looking statements. Based on model simulations, a rising interest rate environment results in higher net income for the company. Conversely, decreasing rates result in declined earnings.

Impact Of The Year 2000

The Year 2000 issue concerns the potential impact of historic computer software code that only utilizes two digits to represent the calendar year (e.g. "99" for "1999"). Software so developed, and not corrected, could produce inaccurate or unpredictable results commencing upon January 1, 2000, when current and future dates present a lower two digit year number than dates in the prior century. The Company, similar to most financial services providers, is significantly subject to the potential impact of the Year 2000 issue due to the nature of financial information. Potential impacts to the Company may arise from software, computer hardware, and other equipment both within the Company's direct control and outside of the Company's ownership, yet with which the Company electronically or operationally interfaces. Financial institution regulators have intensively focused upon Year 2000 exposures, issuing guidance concerning the responsibilities of senior management and directors. Year 2000 testing and certification is being addressed as a key safety and soundness issue in conjunction with regulatory exams.

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

The Board of Directors of The Bank of Castile assigned responsibility for the Year 2000 project to the standing Risk Committee with the Vice President, Manager of Information Services as coordinator. At Mahopac, project responsibility was assigned to a year 2000 Committee which is made up of The Chief Financial Officer, Vice President of Deposit Operations and The MIS Technology Department Manager. Furthermore, the five-step approach recommended by the FFIEC was adopted as the project guideline: 1. Awareness; 2. Assessment;
3. Renovation; 4. Validation; and 5. Implementation.

The awareness and assessment first two stages were substantially completed during the third and fourth quarter of 1997 by The Bank of Castile and Mahopac, respectively. The second phase included the identification of all processes, hardware and software, as well as interdependencies impacting operations. An inventory of these items was assembled, priorities established and resources allocated to complete the necessary modifications to minimize the Company's exposure.

Because the Company does not have any "in house" programming, but instead uses the services of outside software packages, the renovation stage became more of a monitoring project to ensure that the systems used are compliant. In the view of management, all identified mission critical processes are currently Year 2000 ready at both The Bank of Castile and Mahopac.

During the validation stage, each system is being tested to determine if it correctly processes data for the thirteen dates that have been identified by the regulators as crucial. The core processing system and item processing systems have been successfully tested for all test dates. The test dates for all mission critical items was completed by March 31, 1999. Validations for the non-critical processes were substantially completed, except for minor items, by June 30, 1999.

The validation and the implementation stages overlapped for the Company, since it uses the services of outside software packages. All of the mission critical software has been installed and is operating in the Bank's systems. During the validation stage each system was tested to determine if it correctly processed data for up to fifteen different future dates. If any new systems or upgrades are installed, manufacturer's guarantees of Year 2000 compatibility are mandatory and additional testing will be performed.

The Company, The Bank of Castile and Mahopac have initiated formal communications with all of its significant suppliers, utility providers, and customers to determine the extent to which the Company, The Bank of Castile or Mahopac are vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company and its subsidiaries is requesting that third party vendors represent their products and services to be Year 2000 compliant and that they have a program to test for that compliance. However, the response of certain third parties is beyond the control of the Company.

The Company has developed a business continuation contingency plan to address anticipated worst case scenarios which are beyond our control that may disrupt normal operations. A walk through test of various scenarios, as well as, outside party validation were used to evaluate the contingency plans for both The Bank of Castile and Mahopac, respectively, without necessitating change. The contingency plan and related cost estimates will be continually refined as additional information becomes available. At this time, however the Company cannot estimate the additional cost, if any, that might develop from such refinements. The Company is prepared to curtail credit availability to customers identified as having material exposure to the Year 2000 issue. However, the Company's ability to exercise such curtailment may be limited by various factors, including existing legal agreements and potential concerns regarding lender liability.

There can be no assurance, however, that the hardware, software, and systems of third parties will not cause Year 2000 issues nor that if any such issues arise that they will not have a material adverse impact upon the Company.

Year 2000 compliance costs incurred during the first half of 1999 totaled approximately $129,200, the majority of which was related to equipment and software. This figure does not include the implicit costs associated with the reallocation of internal staff hours to Year 2000 project-related efforts. At this time, management estimates additional Year 2000 cash compliance costs, at approximately $98,900 for upgrades already implemented. This estimate does not include normal ongoing costs for computer hardware (including ATM's) and software that would be replaced in the next year in conjunction with the Company's ongoing programs for updating its delivery infrastructure. The Year 2000 project cost estimate may change as the Company progresses in its Year 2000 program and conducts further testing concerning third parties. At this time, no significant projects have been delayed as a result of the Company's Year 2000 effort. Mahopac has not incurred any costs related to Year 2000 since its affiliation this June and, furthermore, expects any further costs would be minimal.

Despite the Company's activities in regard to the Year 2000 issue at all its operating units, there can be no assurance that partial or total systems interruptions or the costs necessary to update hardware and software would not have a material adverse effect upon the Company's business, financial condition, results of operations, and business prospects.

Recovery under existing insurance policies may be available depending upon the circumstances of a Year 2000 related event and the type of facility involved. Generally, no recovery would be available in the event of an orderly shutdown that does not result in damage to the facility, and any potential recoveries in the event of facility damage, including business interruption, would be subject to deductibles and location.


Since all systems have been successfully tested for compliance, the Company presently believes that the Year 2000 issue will not pose significant operational problems or have significant impact on its financial condition, results of operations or cash flows for either Letchworth, The Bank of Castile, or Mahopac.

The Company has assumed a proactive approach to increase Year 2000 awareness and compliance. In addition to multiple statements forwarded to all customers, the Company has also have trained its loan officers to discuss Year 2000 issues with its borrowers. The information is used in loan review process to evaluate risk ratings and loan loss reserves. Major depositors are also being contacted directly to determine their readiness. On going customer awareness programs are planned throughout the balance of 1999 at both The Bank of Castile and Mahopac.

                               OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of the Company which was held on May 6, 1999, James H. Van Arsdale III was re-elected as a director of the Company for a term of three (3) years, and William D. Spain, Jr. was elected as a director of the Company for a term of three (3) years. In addition, the shareholders of the Company elected PricewaterhouseCoopers LLP as independent accountants of the Company for the year ending December 31, 1999. Of the total 3,391,650 shares of common stock outstanding and eligible to vote at the Annual Meeting, 2,592,363 shares of common stock were voted as follows:

1. Election of Directors:
   ----------------------

   Nominee                                For            Withheld Authority
   -------                                ---            ------------------

   William H. Van Arsdale III           2,583,608               8,755

   William D. Spain, Jr.                2,583,608               8,755



2. Proposal to Approve Selection of PricewaterhouseCoopers LLP,
   ------------------------------------------------------------

   For                           Against               Abstain
   ---                           -------               -------

   2,576,913                      7,526                 7,925

Item 5. Other Information

On July 30, 1999, the Registrant entered into an Agreement and Plan of Reorganization (the "Agreement") with Tompkins TrustCo, Inc. ("Tompkins"), pursuant to which, subject to regulatory and shareholder approval, the Registrant will be merged with and into Tompkins. Pursuant to the terms and conditions of the Agreement, each shareholder of the Registrant will receive
 .685 shares of common stock of Tompkins for each share of common stock of the Registrant owned by the shareholder. It is currently anticipated that the transaction will be consummated in December, 1999, or during the first quarter of 2000. In connection with the Agreement, the Registrant granted Tompkins an option, exercisable under certain circumstances, to purchase an aggregate of 689,737 newly issued shares of common stock, par value $1.00 per share, of the Registrant. The terms and conditions of the Agreement, the Agreement and Plan of Merger, and Stock Option Agreement are annexed to this Form 10-Q as Exhibits 10(a), 10(b), and 10(c), respectively, and the terms and conditions thereof are hereby incorporated herein by reference. In addition, Tompkins and the Registrant issued a joint Press Release on August 2, 1999, describing the execution of the Agreement and the transaction contemplated thereby. A copy of the Press Release is annexed to this Form 10-Q as Exhibit 99 and incorporated herein by reference.

Regulatory approval was obtained from the New York State Banking Department on May 24, 1999 to open a new branch office in the Town of Chili, New York at 3262 Chili Avenue. A mobile banking unit opened during July 1999 to service this market while construction a permanent building structure which is anticipated to be completed during the fourth quarter 1999. This will be the Company's 12th branch and is existing contiguous to our existing LeRoy and Avon branch market areas.

On July 12, 1999, Castile Funding Corporation, a wholly owned subsidiary of The Bank of Castile, was incorporated in New York State under Section 402 of the Business Corporation Law. Castile Funding Corporation ("CFC") was formed to qualify as a real estate investment trust as defined in Section 856 of the Internal Revenue Service Code of 1986, as amended from time to time (the "Code"), that is "domestically controlled" for purposes of Section 897(h) of the Code (a "REIT"). In connection therewith, The Bank of Castile capitalized CFC with selected assets held in its portfolio, including $44.3 million of one to four family fixed rate and adjustable rate mortgage loans, and $10.1 million of commercial loans.

On July 12, 1999, Mahopac Funding Corporation, a wholly owned subsidiary of The Mahopac National Bank, was incorporated in New York State under Section 402 of the Business Corporation Law. Mahopac Funding Corporation ("MFC") was formed to qualify as a real estate investment trust as defined in Section 856 of the Internal Revenue Service Code of 1986, as amended from time to time (the "Code"), that is "domestically controlled" for purposes of Section 897(h) of the Code (a "REIT"). In connection therewith, The Mahopac National Bank capitalized MFC with selected assets held in its portfolio, including $44.29 million of one to four family fixed rate and adjustable rate mortgage loans.

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

3(d)   Certificate of Amendment of Certificate of Incorporation of Registrant
filed by the New York Department of State on May 15,1998, incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998, and filed with the commission on August 13, 1998, and wherein such exhibit is designated Exhibit 3(d).

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

10(a) Agreement and Plan of Reorganization, dated as of July 30,1999, by and between Registrant and Tompkins TrustCo, Inc.

10(b) Agreement and Plan of Merger of Registrant with and into Tompkins TrustCo, Inc., dated as of July 30, 1999, by and between Registrant and Tompkins TrustCo, Inc.

10(c) Stock Option Agreement, dated as of July 30, 1999, by and between Registrant and Tompkins TrustCo, Inc.

11     Computation of Basic and Diluted Earnings Per Share for the quarter and six months ended June 30, 1999 is presented on Exhibit 11 of this Report on Form 10-Q.

(b). The Registrant filed a Current Report on Form 8-K on June 17, 1999, in connection with its acquisition of a controlling interest in The Mahopac National Bank. The requisite financial statements and pro forma financial information required on the Form 8-K was filed on August 13, 1999, by an amendment to the Form 8-K.

27     Financial Data Schedule.

99     Press Release regarding Agreement and Plan of Reorganization, dated as of
July 30, 1999, by and between Registrant and Tompkins TrustCo, Inc.

                                  SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 LETCHWORTH INDEPENDENT BANCSHARES CORPORATION


Date 8/16/99                    /s/ James W. Fulmer
     -------                    -----------------------------------
                                   James W. Fulmer
                                   President & Chief Executive Officer


Date 8/16/99                    /s/ Thomas J. Sykes
     -------                    -----------------------------------
                                   Thomas J. Sykes
                                   Treasurer & Chief Financial Officer