Form 10-Q
period 1999-09-30
LETCHWORTH INDEPENDENT BANCSHARES CORP
filed 1999-11-15
CIK 723323

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________

                        Commission File Number: 0-18533
                                                --------

                 LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
            -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        New York                                        16-1168175
  -----------------------------------------------------------------------------
  (State or other jurisdiction of            (I.R.S. Employer incorporation or
           organization)                             Identification No.)

            50 North Main Street  Box 129  Castile  NY    14427
      ================================================================
           (Address of principal executive offices)      (Zip Code)

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

               Class                Outstanding as of November 8, 1999
   ====================================================================
     Common Stock, $1.00 per share        3,473,624 shares

Transitional Small Business Disclosure Format (Check One):
     Yes__ No X
              -

LETCHWORTH INDEPENDENT BANCSHARES CORPORATION

INDEX
                                                               Page

PART I  Financial Information

Item 1.  Financial Statements

         Consolidated Statement of Condition (Unaudited)
           September 30, 1999 and December 31, 1998,            3
            respectively
         Consolidated Statement of Income (Unaudited)
           Three and Nine Months Ended September 30, 1999
           and 1998, respectively                               4

          Consolidated Statement of Comprehensive Income
            (Unaudited)Three and Nine Months Ended
             September 30, 1999 and 1998, respectively          5

          Consolidated Statement of Cash Flows (Unaudited)
           Nine Months Ended September 30,1999 and 1998,        6
            respectively

         Notes to Consolidated Financial Information            7

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                          13

PART II  Other Information


Item 5. Other Information                                      21

Item 6. Exhibits and Reports on Form 8-K                       22

Signatures                                                     24


Exhibit 11                                                     25

Part I - Financial Information
------------------------------

Item 1 - Financial Statements
-----------------------------

                 LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
                 ---------------------------------------------
                      CONSOLIDATED STATEMENT OF CONDITION
                      -----------------------------------
                                  (UNAUDITED)
                                  -----------

                                                                            September 30,                      December 31,
                                                                                1999                               1998
                                                                    --------------------------         --------------------------
ASSETS:

Cash and due from banks                                                           $ 19,033,820                       $ 10,647,917
Federal funds sold                                                                  17,100,000                          9,250,000
Investment securities:
   Available for sale                                                              105,961,239                         65,255,014
   Held to maturity                                                                  1,497,910                                  -
   Other securities                                                                  2,769,759                          2,083,501
Loans, net of allowance for loan losses of
   $4,126,763 and $2,377,300, respectively                                         299,281,005                        184,459,034
Accrued interest receivable                                                          3,018,231                          1,731,499
Premises and equipment, net                                                         13,675,648                          6,344,049
Other Assets                                                                         9,787,998                          1,891,872
                                                                    --------------------------         --------------------------
                                  Total Assets                                    $472,125,610                       $281,662,886
                                                                    --------------------------         --------------------------

LIABILITIES AND SHAREHOLDERS EQUITY:

Deposits:
   Noninterest bearing                                                            $ 81,376,413                       $ 36,432,791
   Interest bearing                                                                334,958,898                        204,419,241
                                                                    --------------------------         --------------------------
                                  Total Deposits                                   416,335,311                        240,852,032

Securities sold under agreement to repurchase                                        1,292,938                          1,198,294
Accrued interest payable                                                             1,320,335                          1,158,630
Accrued taxes and other liabilities                                                  1,997,294                            856,636
Advances from Federal Home Loan Bank                                                11,602,560                          3,968,283
                                                                    --------------------------         --------------------------
                                  Total Liabilities                                432,548,438                        248,033,875
                                                                    --------------------------         --------------------------

Minority Interest in Subsidiary                                                      4,783,665                                  -

Shareholders' equity
   Common stock, $1.00 par value, 5,000,000
     shares authorized, 3,472,924 and 3,390,650
       shares issued, respectively                                                   3,472,924                          3,390,650
   Capital surplus                                                                  12,688,215                         12,347,915
   Retained earnings                                                                20,935,665                         18,673,888
   Unearned employee stock ownership plan shares                                      (441,988)                          (490,654)
   Accumulated other comprehensive income                                              (91,160)                         1,261,145
   Treasury stock at cost, 100,847 and 86,847
       shares, respectively                                                         (1,770,149)                        (1,553,933)
                                                                    --------------------------         --------------------------
                                  Total Shareholders' Equity                        34,793,507                         33,629,011
                                                                    --------------------------         --------------------------
  Total Liabilities and Shareholders Equity                                       $472,125,610                       $281,662,886
                                                                    --------------------------         --------------------------


   The accompanying notes are an integral part of these financial statements

                 LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
                 CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


                                                                      Three Months Ended               Nine Month Ended
                                                                        September 30,                    September 30,
                                                                 1999                1998            1999              1998
Interest Income:
  Interest and fees on loans                                  $6,599,654       $4,232,393     $15,709,137       $12,152,986
  Interest on investment securities
     Taxable                                                     854,211          599,791       1,894,412         2,101,898
     Tax-exempt                                                  512,878          363,037       1,357,107         1,142,085
  Interest on federal funds sold                                 216,972          105,158         638,597           205,636
                                                        ----------------   --------------   -------------   ---------------
Total interest income                                          8,183,715        5,300,379      19,599,253        15,602,605

Interest expense on deposits and advances                      2,781,250        2,206,578       7,012,235         6,574,577
                                                        ----------------   --------------   -------------   ---------------

Net interest income                                            5,402,465        3,093,801      12,587,018         9,028,028
Provision for loan losses                                         99,011          121,831         380,977           378,251
                                                        ----------------   --------------   -------------   ---------------
   Net interest income after
   provision for loan losses                                   5,303,454        2,971,970      12,206,041         8,649,777
                                                        ----------------   --------------   -------------   ---------------

Other operating income:
  Service charges on deposit accounts                            399,616          256,526         981,600           798,236
  Other charges and fees                                          94,926           44,940         209,965           101,890
  Net gain on sales of loans
    and investment securities                                      2,299           44,734           6,848            65,639
  Other operating income                                         212,987          119,134         400,038           230,784
                                                        ----------------   --------------   -------------   ---------------

Total other operating income                                     709,828          465,334       1,598,451         1,196,549
                                                        ----------------   --------------   -------------   ---------------

Other operating expenses:
  Salaries and employee benefits                               2,035,490        1,209,074       4,848,452         3,406,964
  Equipment expense                                              331,373          213,197         811,421           680,786
  Occupancy expense                                               68,061          125,998         315,994           390,486
  Printing and supplies                                          170,145           72,238         308,261           212,791
  FDIC assessment                                                 20,290            9,693          42,061            29,445
  Minority interest in Subsidiary net income                     190,406                -         232,898                 -
  Other operating expenses                                     1,294,849          532,667       2,671,781         1,619,858
                                                        ----------------   --------------   -------------   ---------------
Total other operating expense                                  4,110,614        2,162,867       9,230,868         6,340,330

Income before income taxes                                     1,902,668        1,274,437       4,573,624         3,505,996
Provision for income taxes                                       625,438          409,200       1,408,337         1,066,600
                                                        ----------------   --------------   -------------   ---------------

Net Income                                                    $1,277,230       $  865,237     $ 3,165,287       $ 2,439,396
                                                        ================   ==============   =============   ===============

Basic earnings per share                                           $0.39            $0.27           $0.97             $0.75
Diluted earnings per share                                         $0.38            $0.26           $0.96             $0.73

   The accompanying notes are an integral part of these financial statements

                 LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
          CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

                                                       Three Months Ended                    Nine Months Ended
                                                          September 30,                        September 30,
                                                        1999            1998                 1999           1998
Net Income                                           $1,277,230     $  865,237           $ 3,165,287     $2,439,396
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
     Unrealized holding gains (losses)
           arising during period                       (248,262)     1,112,317            (1,350,731)     1,088,856
     Less: reclassification adjustments
           for gains included
           in net income                                 (2,296)       (30,611)               (1,574)       (41,267)
                                         -----------------------  --------------  --------------------  -----------
Other comprehensive income (loss),
     net of tax                                        (251,258)     1,081,706            (1,352,305)     1,047,589
                                         -----------------------  --------------  --------------------  -----------
Comprehensive income                                 $1,025,972     $1,946,943           $ 1,812,982     $3,486,985
                                         ==========================================================================




    The accompanying notes are an integral part of these financial statement

                 LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
                 ---------------------------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                                  (UNAUDITED)
                                  -----------

                                                                                                   Nine Months Ended
                                                                                                     September 30,
                                                                                             1999                       1998
Cash flows from operating activities:
   Net income                                                                            $  3,165,287               $  2,439,396
   Adjustments to reconcile net income to
    net cash provided by operating activities-
     Depreciation and amortization                                                          1,134,001                    644,087
     Provision for possible loan losses                                                       380,977                    378,251
     Minority interest income                                                                 232,898                          -
     ESOP compensation expense                                                                 48,666                    118,216
     Gain on sale of investments                                                               (2,623)                   (60,697)
     Gain on sale of loans                                                                     (4,225)                    (4,942)
     Increase in interest receivable                                                         (348,075)                  (270,175)
     Increase in other assets                                                              (1,148,013)                  (228,695)
     (Decrease) increase in interest payable                                                 (123,389)                   209,175
     Increase in accrued taxes and other liabilities                                          988,501                    304,446
                                                                              -----------------------    -----------------------
   Net cash provided by operating activities                                             $  4,324,005               $  3,529,062
                                                                              -----------------------    -----------------------

Cash flows from investing activities:
   Proceeds from sales of securities-available
      for sale                                                                           $  7,340,737               $  5,275,596
   Proceeds from calls and maturities of securities:
      Held to Maturity                                                                      1,242,000                          -
      Available for sale                                                                   10,520,242                 18,561,794
   Purchases of securities:
      Available for sale                                                                  (24,765,278)               (10,705,131)
   Cash acquired, net of acquisition cost                                                   4,211,398                          -
   Proceeds from sale of loans                                                              1,172,011                    789,112
   Net increase in loans                                                                  (27,413,676)               (21,649,410)
   Expenditures for capital assets                                                           (992,744)                  (578,337)
                                                                              -----------------------    -----------------------
   Net cash used in investing activities                                                 $(28,685,310)              $ (8,306,376)
                                                                              -----------------------    -----------------------

Cash flows from financing activities:
  Net increase in demand deposits, NOW
    accounts and money market accounts                                                   $ 35,458,593               $  3,039,950
  Net increase in time deposits                                                            (1,865,892)                17,908,986
  Net increase in securities sold under
    agreements to repurchase                                                                   94,644                    354,073
  Proceeds from FHLB borrowings                                                             8,000,000                          -
  Repayment FHLB borrowings                                                                  (365,723)                  (273,483)
  Exercise of options and warrants                                                            422,574                     78,670
  Purchase of treasury stock                                                                 (216,216)                (1,379,351)
  Dividends paid                                                                             (930,772)                  (802,309)
                                                                              -----------------------    -----------------------
  Net cash  provided by financing activities                                             $ 40,597,208               $ 18,926,536
                                                                              -----------------------    -----------------------

Net increase in cash and cash equivalents                                                $ 16,235,903               $ 14,149,222
Cash and cash equivalents, beginning of year                                               19,897,917                 12,413,023
                                                                              -----------------------    -----------------------
Cash and cash equivalents, end of quarter                                                $ 36,133,820               $ 26,562,245
                                                                              -----------------------    -----------------------

Interest paid                                                                            $  7,173,940               $  2,415,753
Income taxes paid                                                                        $  1,849,000               $    850,000

   The accompanying notes are an integral part of these financial statements

                 LETCHWORTH INDEPENDENT BANCSHARES CORPORATION
                 ---------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL INFORMATION
                  -------------------------------------------

                               September 30, 1999
                               ------------------

Note 1 Basis of Presentation
----------------------------

The unaudited interim financial information includes the accounts of Letchworth Independent Bancshares Corporation ("Letchworth", "the Company" or "Registrant") and its subsidiaries, The Bank of Castile and The Mahopac National Bank ("Mahopac"). The financial information has been prepared in accordance with the Summary of Significant Accounting Policies as outlined in Letchworth's Form 10-K for the year ended December 31, 1998 and, in the opinion of management contains all adjustments necessary to present fairly Letchworth's financial position as of September 30, 1999 and December 31, 1998, the results of its operations for the three and nine month periods ended September 30, 1999 and 1998, respectively, and its cash flows for the nine month periods ended September 30, 1999 and 1998, respectively.

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

These notes should be read in conjunction with the notes to the consolidated financial statements included in the Letchworth 1998 Annual Report on Form 10-K.

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

The merger is subject to approval by the shareholders of both companies and various regulatory authorities. Both companies have scheduled special meetings for their respective shareholders, to be held on December 20, 1999, at which the shareholders will be asked to consider and vote on the merger. A Joint Proxy

Statement/Prospectus is being mailed during the week of November 15, 1999, to shareholders of record of each company as of October 31,1999. The merger is expected to be consummated in the fourth quarter of 1999, and will result in the issuance of approximately 2.4 million shares of Tompkins common stock.

Note 3 Acquisition of The Mahopac National Bank
-----------------------------------------------

On June 4, 1999, Letchworth consummated the acquisition of a controlling interest in Mahopac, a national banking organization with its principal office located in Mahopac, New York. As a result, Letchworth now owns 1,491 shares, or 70.165%, of the issued and outstanding shares of capital stock of Mahopac. The total cost of the transaction was $14,634,524.

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

                                           Pro forma
                                Nine Months Ended September 30,
                                    1999              1998
                                (in thousands, except per share)

Interest Income                       $23,401     $22,783
Other Income                            2,172       2,059
Net income                              3,316       2,687
Basic earnings per share              $  1.01     $   .82
Diluted earnings per share            $  1.00     $   .80

Note 4 Investment Securities
----------------------------

The amortized cost and approximate market value of investment securities are as follows:

                                                                   September 30, 1999             December 31, 1998
                                                           Amortized Cost      Market Value  Amortized Cost  Market Value
                                                        ---------------------  ------------  --------------  ------------
Available for Sale
------------------

U.S. Treasury securities and
 obligations of U.S. Government
 corporations and agencies                                         24,098,323    24,011,995     $13,742,386   $14,087,865
State and political subdivision
 obligations                                                       49,175,176    49,257,666      32,486,465    33,876,508
Mortgage-Backed Securities                                         31,351,710    31,210,557      17,173,404    17,290,641
Corporate Securities                                                1,508,832     1,481,021               -             -
                                                                  -----------   -----------     -----------   -----------
                                                                  106,134,041   105,961,239     $63,402,255   $65,255,014
                                                                  -----------   -----------     -----------   -----------



                                                                   September 30, 1999              December 31, 1998
                                                           Amortized Cost      Market Value  Amortized Cost  Market Value
                                                        ---------------------  ------------  --------------  ------------
Held to Maturity
----------------

State and political subdivision
 obligations                                                        1,497,910     1,498,862               -             -
                                                                    ---------     ---------  --------------  ------------
                                                                    1,497,910     1,498,862               -             -
                                                                    ---------     ---------  --------------  ------------

Note 5 Loans
------------

Loans consist of the following:
                                                         September 30,          December 31,
                                                             1999                   1998
                                                     ---------------------  ---------------------

    Residential real estate                                   $116,960,983           $ 53,638,439
    Commercial real estate                                      69,623,898             39,948,496
    Commercial and industrial loans                             51,496,254             38,201,766
    Agricultural loans                                          32,048,139             35,707,279
    Consumer loans                                              33,278,494             19,340,354
                                                              ------------           ------------
                                                              $303,407,768           $186,836,334
                                                              ------------           ------------

An analysis of changes in the
allowance for loan losses is as follows:


                                                         September 30,            September 30,
                                                              1999                    1998
                                                     ----------------------  -----------------------
Balance, beginning of year                                      $2,377,300               $2,028,600
Allowance acquired from Mahopac                                  1,510,938                        -
Provision Expense                                                  380,977                  378,251
Chargeoffs                                                        (208,853)                (142,004)
Recoveries                                                          66,401                   28,465
                                                                ----------               ----------

Balance, end of period                                          $4,126,763               $2,293,312

The following table summarized the Company's non-performing loans at the dates indicated.

                                                                  September 30,
                                                             1999               1998
                                                      ------------------  -----------------
Non-accruing loans                                               963,711            642,551
Accruing loans past due 90 days or more                          167,411            327,243
Renegotiated loans                                                     0                  0

The average balance of impaired loans during the first nine months of 1999 was approximately $163,586, as compared to $613,438 for the first nine months of 1998. At September 30, 1999, the balance of impaired loans and related reserve against that balance was $181,324 and $26,976, respectively. At September 30, 1998, the balance of impaired loans and related reserve against the balance was $593,011 and $170,256, respectively. Interest income recognized on impaired loans and interest income recognized on a cash basis was not significant

Note 6 Earnings Per Share
-------------------------

The calculations of basic and diluted earnings per share are as follows:

                                                           Quarter ended                                Nine Months Ended
                                                           September 30,                                  September 30,
                                                   1999                   1998                    1999                   1998
Income available to common shareholders             $1,277,230              $  865,237             $3,165,287             $2,439,396

  Basic earnings per share
   Weighted average shares outstanding               3,308,932               3,250,168              3,278,652              3,269,064
   Basic earnings per share                         $     0.39              $     0.27             $     0.97             $     0.75
                                          --------------------   ---------------------   --------------------   --------------------

  Diluted earnings per share
   Weighted average shares outstanding               3,308,932               3,250,168              3,278,652              3,269,064
   Dilitive effect of:
     Stock options                                      36,196                  84,146                 26,332                 94,367
   Adjusted weighted average shares
          outstanding                                3,345,128               3,334,314              3,304,984              3,363,431
   Diluted earnings per share                       $     0.38              $     0.26             $     0.96             $     0.73
                                          --------------------   ---------------------   --------------------   --------------------

Note 7 Comprehensive Income
---------------------------

Letchworth has chosen to disclose comprehensive income in a separate statement, in which the components of comprehensive income are displayed net of income taxes. The following table sets forth the related tax effects allocated to each element of comprehensive income for the three and nine months ended September 30, 1999 and 1998, respectively:

                                          Three Months Ended September 30, 1999              Nine Months Ended September 30, 1999
                                                            Tax                                               Tax
                                         Before-tax      (Expense)   Net-of-Tax          Before-tax        (Expense)     Net-of-Tax
                                           Amount       or Benefit     Amount              Amount          or Benefit      Amount
Unrealized gains on securities:
        Unrealized holding losses
          arising during period           (259,188)         10,226     (248,962)          (2,022,938)        672,207     (1,350,731)

        Less:  reclassification
          adjustment for gains
          realized in net income            (3,345)          1,049       (2,296)              (2,623)          1,049         (1,574)
                                         ---------      ----------   ----------         ------------      ----------   ------------
Other comprehensive income                (262,533)         11,275     (251,258)          (2,025,561)        673,256     (1,352,305)
                                         ---------      ----------   ----------         ------------      ----------   ------------

                                          Three Months Ended September 30, 1998              Nine Months Ended September 30, 1998
                                                            Tax                                               Tax
                                         Before-tax      (Expense)   Net-of-Tax          Before-tax        (Expense)     Net-of-Tax
                                           Amount       or Benefit     Amount              Amount          or Benefit      Amount
Unrealized gains on securities:
     Unrealized holding gains
       arising during period              1,639,694     (527,377)     1,112,317           1,601,531        (512,675)     1,088,856
     Less:
      reclassification adjustment for
        gains realized in net income        (43,363)      12,752        (30,611)            (60,697)         19,430        (41,267)
                                        -----------   ----------    -----------         -----------      ----------    -----------
Other comprehensive income                1,596,331     (514,625)     1,081,706           1,540,834        (493,245)     1,047,589
                                        -----------   ----------    -----------         -----------      ----------    -----------


The following table sets forth the components of accumulated other comprehensive income for the nine months ended September 30, 1999 and 1998, respectively:

                                                                   Nine Months Ended
                                                                     September 30,
                                                                   1999         1998
                                                                -----------  ----------

          Beginning balance                                     $1,261,145   $  309,072
          Unrealized losses on securities, net of tax           (1,352,305)   1,047,589
                                                                ----------   ----------
          Ending balance                                        $  (91,160)  $1,356,661
                                                                ----------   ----------

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

Up until June 4, 1999, substantially all the Company's revenue and net income was derived from The Bank of Castile. Since the Company's acquisition of a 70.165% interest in Mahopac, this new segment has contributed $4,121,526 in total revenue and $416,215 in net income. At September 30, 1999, total assets of The Bank of Castile and Mahopac were $288.3 million and $177.6 million, respectively. The Bank of Castile had $276.6 million in assets at September 30, 1998.

LETCHWORTH INDEPENDENT BANCSHARES CORPORATION

ITEM 2

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 1999


Merger with Tompkins Trustco, Inc.

On July 30, 1999, Letchworth Independent Bancshares Corporation "Letchworth" entered into an Agreement and Plan of Reorganization with Tompkins Trustco, Inc., which provides for Letchworth to be merged with and into Tompkins Trustco, Inc. Under the terms of the agreement, which was unanimously approved by both boards of directors, Letchworth shareholders will receive 0.685 shares of Tompkins common stock for each share of Letchworth common stock. The merger is expected to be accounted for as a pooling of interests, and has been structured to qualify as a tax-free-for-stock exchange for Letchworth shareholders.

The merger is subject to approval by the shareholders of both companies and various regulatory authorities. Both companies have scheduled special meetings for their respective shareholders, to be held on December 20, 1999, at which the shareholders will be asked to consider and vote on the merger. A Joint Proxy Statement/Prospectus is being mailed during the week of November 15, 1999, to shareholders of record of each company as of October 31, 1999. The merger is expected to be consummated in the fourth quarter of 1999, and will result in the issuance of approximately 2.4 million shares of Tompkins common stock.

Mahopac Transaction

On June 4, 1999, the Company consummated the acquisition of a controlling interest in The Mahopac National Bank ("Mahopac"), a national banking organization headquartered in Putnam County, New York. Mahopac currently operates three offices and is scheduled to open a fourth in Brewster, New York. As a result of the transaction, Letchworth now owns 1,491 shares, or 70.165% of the issued and outstanding shares of capital stock of Mahopac. The total purchase price paid by Letchworth in connection with the acquisition was an amount equal to $14,462,700 based upon a sales price of $9,700 for each share of common stock purchased.

Prior to the transaction, Mahopac was owned primarily by the members of two families, the Costello/Ryder family and the Spain family. The Company entered into a written agreement (the "Shareholder Agreement") with the members of the Spain family to unify the ownership structure of

Mahopac within two years. To unify the ownership structure, the Shareholder Agreement allows for the Spain family to purchase all the shares of Mahopac owned by the Company(the "Spain Option")or in the event that the Spain family fails to exercise the Spain Option, for the Company to purchase all of the shares of Mahopac owned by the Spain family. In either case the exercise price for each share of common stock is equal to 90 percent of the "fair marker value" of each share of common stock of Mahopac, as determined in accordance with the Shareholder Agreement. The intent of the Company, and also the stated intent of the Spain family, is for the Company to acquire all of the shares of common stock owned by the Spain Family within two (2) years. If, for whatever reason, neither party is able or willing to buy out the other, the terms of the Shareholder Agreement require that Mahopac be sold in its entirety to a third party.

Management believes that the Mahopac transaction gives the Company greater opportunity for future growth than if Letchworth remained exclusively in Western New York. Putnam County is the fastest growing county in New York and has the highest median income in the state.

Upon completion of the merger of the Company with and into Tompkins, all of the rights of the Company in Mahopac including its ownership of the 1,491 shares of common stock and any and all of its rights and obligations under the Shareholder Agreement, shall be assumed by Tompkins.(See Item 5 of this Quarterly Report on Form 10-Q).


Financial Condition

As result of the acquisition of Mahopac, Letchworth's total assets were $472.1 million as of September 30, 1999, an increase of $190.5 million, or 67.62%, above total assets at December 31, 1998.

The overall investment portfolio increased $42.9 million, or 63.69%, from December 31, 1998, levels to $110.2 million. The additional $43.4 million of Mahopac investments negated the $549 thousand decline in The Bank of Castile portfolio. The Bank of Castile's portfolio declined due to cumulative maturities and sales since year end to maintain adequate liquidity to fund the purchase of the controlling interest in Mahopac. The change in other securities was negligible.

Net loans outstanding as of September 30, 1999 were $299.3 million, which represented an increase of $114.8 million, or 62.25%, over net loans at December 31, 1998. Net loans outstanding is net of loans sold and the allowance for loan losses. The primary reason for higher loan balances was the $104.1 million of loans obtained in the Mahopac acquisition, including approximately $55.8 million of residential mortgage loans, $26.0 million of commercial real estate loans, $10.7 million of commercial loans, $6.1 million of construction loans and $5.5 million of consumer loans.

Nonaccrual loans totaled $963,711 as of September 30, 1999, compared to $642,551 as of September 30, 1998. Approximately $607 thousand of this increase was attributable to Mahopac. While this represents an increase, the Company is aggressive in identifying and dealing with problem loan situations. Further, management believes that the loan loss allowance is adequate to cover any expected losses. "Potential problem loans" consist of loans which are generally secured and not currently considered nonperforming, but where information about possible credit problems has caused management to have doubts as to the ability of such borrowers to comply with present payment terms. As of September 30, 1999, the Company considers $3,179,878 to be "potentially problem loans", which represents an increase of $886,566 when compared to the $2,293,312 figure on September 30, 1998. Most of this increase, $734.0 thousand, is due to the Mahopac acquisition.

Net premises and equipment for the nine month period ended September 30, 1999, increased to $13.7 million. Virtually all of the $7.3 million increase was due to the addition of Mahopac. The purchase had a similar impact on the other assets; $7.3 million of the $7.9 million increase for the nine month period was attributable to Mahopac, including unamoritized goodwill and core deposit intangible of $2.4 million and $3.3 million, respectively.

Total deposits as of September 30, 1999 were $416.3 million, which represented an increase of $175.5 million, or 72.86%, from total deposits as of December 31, 1998. Of this amount, $160.9 million was attributable to Mahopac. Interest bearing deposits increased by $130.5 million since the end of 1998, to $335.0 million at September 30, 1999. Approximately $119.0 million of this increase was attributable to Mahopac. In addition, noninterest bearing deposits increased to $81.4 million at September 30, 1999, a $44.9 million increase from the amount at December 31, 1998. Virtually all of this increase for noninterest bearing deposit balances came as a result of the addition of Mahopac earnings.


At September 30,1999, Letchworth had advances, secured by residential mortgage loans, from the Federal Home Loan Bank of New York ("FHLB") equal to $11,602,560. This represents a $7.6 increase in advances since December 1998. Of this amount, $3.5 million was attributed to replacement of FHLB advances (which had matured in December 1998),as well as an additional $4.1 million in advances used to increase the investment portfolio's income and reduce interest rate risk.

The Company's shareholders' equity increased to $34.8 million, an increase of 3.46%, or $1.2 million, from December 31, 1998. The increase in shareholders equity is primarily attributed to the year to date earnings less dividends paid to shareholders, as well as, a reduction in the unrealized gains on securities.

Federal regulators generally require banking institutions to maintain "core capital", that is, "Tier 1" and "total capital" ratios, of at least 4% and 8%, respectively, of risk adjusted total assets. In addition to the risk-based measures, federal bank regulators have also implemented a minimum "leverage" ratio guideline of 4% of the quarterly average of total assets. Under regulatory guidelines, unrealized gains or losses on investment securities classified as available for sale are not recognized in determining regulatory capital. The Company has historically maintained capital ratios in excess of minimum regulatory guidelines largely through a high rate of internal capital generation.

The capital ratios for the company as of 9/30/99 are set forth below:

                          Sept 30, 1999    Sept 30, 1998     Minimum

 Tier 1 Capital Ratio         12.47%           17.96%         4.00%

 Total Capital Ratio          13.72%           19.21%         8.00%

 Tier 1 Leverage Ratio        10.04%           11.65%         4.00%


Results of Operations - Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

Net income of $1,277,230 for the three months ended September 30, 1999 represents an increase of $411,993, or 47.62%, over the $865,237 earned during the same period ended September 30, 1998. Diluted earnings per share was $.38 for the three months ended September 30, 1999. (See Exhibit 11 of this Quarterly Report on Form 10-Q). This represents an increase from the $.26 per share for the same period in 1998.

Net interest income was $5.4 million for the three months ended September 30, 1999, up 74.62% from the $3.1 million earned during the three months ended September 30, 1998. The addition of Mahopac contributed approximately $2.1 million of the increase in net interest income during the third quarter of 1999. Most of the remaining increase was attributable to reduced interest expense on deposits at The Bank of Castile.

The provision for loan losses, the charge to earnings for potential credit losses associated with lending activities, was $99,011 for the three months ended September 30, 1999, down 18.73% from the $121,831 provision recorded during the three months ended September 30, 1998. The decrease in the provision for loan losses in 1999 is reflective of the stronger credit quality of the loans. Gross charge-offs were $62,696 in the third quarter of 1999, compared to $32,533 for the same period last year. The inclusion of Mahopac's gross chargeoffs accounts for $19,749 of the third quarter 1999 increase. Management conducts a periodic evaluation which assigns risk weights for individual loans and different classes of loan groups in determining the adequacy of the reserve. Regulatory examination, historical gross loans, an assessment of economic conditions and other relevant factors are used in this analysis. Management of the Company believes this analysis indicates that the level of the loan loss reserve is adequate to absorb any potential losses inherent in the loan portfolio at September 30, 1999. The allowance for possible loan losses of the Company at September 30, 1999 was $4,126,763 or 1.36% of total loans, and is up 73.59%, or $1,749,463, from the allowance at December 31, 1998. The increase is due primarily to the $1.5 million allowance acquired in connection with the Mahopac transaction.

Other operating income for the three month period ended September 30, 1999 was $709,828, compared to $465,334 for the same period in 1998. This increase is partially attributed to revisions made in deposit fees and service charges, as well as $226 thousand in other income from Mahopac.

Other operating expense for the three month period ended September 30, 1999 was $4,110,614, an increase of $1,947,747, or 90.05%,over the $2,162,867 recorded for the same period in the prior year. Mahopac's other operating expense accounted for $1.3 million, or 66.7%, of the increase. Goodwill and core deposit amortization, as well as minority interest, in Mahopac, further increased other operating expenses by approximately $382 thousand. Several new staff positions at The Bank of Castile , as well as an increase in the Employee Stock Ownership Plan and pension expenses, also contributed to the increase.

The provision for income taxes increased from $409,200 to $625,438 for the three months ended September 30, 1998 and 1999, respectively. Letchworth's effective tax rate increased slightly from 32.1% to 32.9% due mainly to the impact of the Mahopac transaction.

Results of Operations - Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

Net income of $3,165,287 for the nine months ended September 30, 1999 represents an increase of $725,891, or 29.76%, over the $2,439,396 earned during the same period ended September 30, 1998. Diluted earnings per share was $.96 for the nine months ended September 30, 1999. (See Exhibit 11 of this Quarterly Report on Form 10-Q). This represents an increase from the $.73 per share figure for the same period in 1998.

Net interest income was $12.6 million for the nine months ended September 30, 1999, up 39.42% from the $9.0 million earned during the nine months ended September 30, 1998. Mahopac contributed $2.8 million of this increase. Most of the remaining increase was attributable to increased income on loans and reduced interest expense on deposits at The Bank of Castile.

The provision for loan losses, the charge to earnings for potential credit losses associated with lending activities, was $380,977 for the nine months ended September 30, 1999, up .72% from the $378,251 provision recorded during the nine months ended September 30, 1998. Despite improved credit quality the slight increase in the provision for loan losses in 1999 is reflective of the increased loan volume. Gross charge-offs were $208,853 in the first nine month period of 1999, as compared to $142,004 for the same period last year. The inclusion of Mahopac's gross charge-offs accounts for $33,794 of the nine month period increase.

Other operating income for the nine month period ended September 30,1999 was $1,598,451 compared to $1,196,549 for the same period in 1998. Of the $401.9 thousand increase, Mahopac contributed $323.3 thousand. Increases in ATM surcharges and other interchange income fees contributed most of the growth to this area.

Other operating expense for the nine month period ended September 30, 1999, was $9,230,868, which represented an increase of $2.9 million, or 45.59%, over the $6,340,330 recorded for the same period in the prior year. Mahopac's other operating expense accounted for $1.9 million of this increase. Goodwill and core deposit amortization, as well as minority interest, in Mahopac, further increased other operating expenses by approximately $488 thousand. The Bank of Castile accounted for the other $512 thousand increase. Additional new staffing, normal annual salary adjustments and bonus accruals accounted for approximately $249 thousand of this increase. Increased pension, health insurance and other benefits costs contributed another $22 thousand, and approximately $217 thousand of additional expense was concentrated in audits & exams, telephone, debit card expenses, NYCE charges, consulting fees and incentive fees for the new indirect loan program.

The provision for income taxes was $1,408,337 for the nine months ended September 30, 1999, up 32.04% from the $1,066,600 for the nine months ended September 30, 1998. Letchworth's effective tax rate increased slightly from 30.4% for the nine months ended September 30, 1998, to 30.8% for the nine months ended September 30, 1999.

Interest Rate Sensitivity


The Company realizes income principally from the differential or spread between the interest earned on loans, investments and other interest-earning assets and the interest paid on deposits and borrowings. Loan volumes and yields, as well as the volume of and rates on investments, deposits and borrowings, are affected by market interest rates. Additionally, because of the terms and conditions of many of our loan documents and deposit accounts, a change in interest rates could also affect the duration of the loan portfolio and/or the deposit base, which could alter our sensitivity to future changes in interest rates. As a result, significant shifts up or down in interest rates could affect the accuracy of previous made forward-looking statements. Based on model simulations, a rising interest rate environment results in higher net income for the Company. Conversely, decreasing rates result in declined earnings.


Impact Of The Year 2000

The Year 2000 issue concerns the potential impact of historic computer software code that only utilizes two digits to represent the calendar year (e.g. "99" for "1999"). The Company, similar to most financial services providers, is significantly subject to the potential impact of the Year 2000 issue due to the nature of financial information.

In May 1997, the Federal Financial Institutions Examination Council ("FFIEC") issued an interagency statement to the chief executive officers of all federally supervised financial institutions regarding Year 2000 project management awareness. The FFIEC statement provided guidance to financial institutions, providers of data services, and all examining personnel of the federal banking agencies regarding the Year 2000 issue.

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

Because the Company does not have any "in house" programming, but instead uses the services of outside software packages, most of the process involved insuring that these systems were compliant. The core processing system and item processing systems were successfully tested for all test dates. Validations for the non-critical processes were also completed. In the view of management, all identified mission critical processes are currently Year 2000 ready at both The Bank of Castile and Mahopac.

The Company, The Bank of Castile and Mahopac also initiated formal communications with all of its significant suppliers, utility providers, and customers to determine the extent to which the Company, The Bank of Castile or Mahopac are vulnerable to those third parties' failure to remediate their own Year 2000 issues to ascertain their readiness. However, the response of certain third parties is beyond the control of the Company.

The Company developed a business continuation contingency plan to address anticipated worst case scenarios which are beyond our control that may disrupt normal operations. The Company is prepared to curtail credit availability to customers identified as having material exposure to the Year 2000 issue.

The Company is also carefully monitoring its liquidity position as part of its contingency plan and believes it is adequately prepared to cover its anticipated cash requirements.

Since all systems have been successfully tested for compliance, the Company presently believes that the Year 2000 issue will not pose significant operational problems or have significant impact on its financial condition, results of operations or cash flows for either Letchworth, The Bank of Castile, or Mahopac.

The Company has assumed a proactive approach to increase Year 2000 awareness and compliance. In addition to multiple statements forwarded to all customers, the Company has also have trained its loan officers to discuss Year 2000 issues with its borrowers. Ongoing customer awareness programs are planned throughout the balance of 1999 at both The Bank of Castile and Mahopac.

Year 2000 compliance costs incurred during the first half of 1999 totaled approximately $220 thousand, the majority of which was related to equipment and software. This figure does not include the implicit costs associated with the reallocation of internal staff hours to Year 2000 project-related efforts. At this time, management estimates no additional Year 2000 cash compliance costs.

Despite the Company's activities in regard to the Year 2000 issue at all its operating units, there can be no assurance that partial or total systems interruptions or the costs necessary to update hardware and software would not have a material adverse effect upon the Company's business, financial condition, results of operations, and business prospects.

                               OTHER INFORMATION



Item 5. Other Information

On July 12, 1999, Castile Funding Corporation, a wholly-owned subsidiary of The Bank of Castile, was incorporated in New York State under Section 402 of the Business Corporation Law. Castile Funding Corporation ("CFC") was formed to qualify as a real estate investment trust as defined in Section 856 of the Internal Revenue Service Code of 1986, as amended from time to time (the "Code"), that is "domestically controlled" for purposes of Section 897(h) of the Code (a "REIT"). In connection therewith, The Bank of Castile capitalized CFC with selected assets held in its loan portfolio, including $44.3 million of one to four family fixed rate and adjustable rate mortgage loans, and $10.1 million of commercial loans.

On July 12, 1999, Mahopac Funding Corporation, a wholly-owned subsidiary of The Mahopac National Bank, was incorporated in New York State under Section 402 of the Business Corporation Law. Mahopac Funding Corporation ("MFC") was formed to qualify as a real estate investment trust as defined in Section 856 of the Internal Revenue Service Code of 1986, as amended from time to time (the "Code"), that is "domestically controlled" for purposes of Section 897(h) of the Code (a "REIT"). In connection therewith, The Mahopac National Bank capitalized MFC with selected assets held in its loan portfolio, including $44.3 million of one to four family fixed rate and adjustable rate mortgage loans.

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

10(a) Agreement and Plan of Reorganization, dated as of July 30,1999, by and between Registrant and Tompkins TrustCo, Inc., incorporated by reference to the Registrants Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and filed with the Securities Exchange Commission on August 16, 1999, and wherein such Exhibit is designated Exhibit 10(a).

10(b) Agreement and Plan of Merger of Registrant with and into Tompkins TrustCo, Inc., dated as of July 30, 1999, by and between Registrant and Tompkins TrustCo, Inc., incorporated by reference to the Registrants Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and filed with the Securities Exchange Commission on August 16, 1999, and wherein such Exhibit is designated
Exhibit 10(b).

10(c) Stock Option Agreement, dated as of July 30, 1999, by and between Registrant and Tompkins TrustCo, Inc., incorporated by reference to the Registrants Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and filed with the Securities Exchange Commission on August 16, 1999, and wherein such Exhibit is designated Exhibit 10(c).

11     Computation of Basic and Diluted Earnings Per Share for the quarter and nine months ended September 30, 1999 is presented on Exhibit 11 of this Report on Form 10-Q.

(b). The Registrant filed a Current Report on Form 8-K on June 17, 1999, in connection with its acquisition of a controlling interest in The Mahopac National Bank. The requisite financial statements and pro forma financial information required on the Form 8-K was filed on August 13, 1999, by an amendment to the Form 8-K.

27 Financial Data Schedule

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 LETCHWORTH INDEPENDENT BANCSHARES CORPORATION


Date 11/12/99                   /s/  James W. Fulmer
    ---------                   ---------------------------------------------
                                          James W. Fulmer
                                          President & Chief Executive Officer


Date 11/12/99                   /s/  Thomas J. Sykes
    ---------                   ---------------------------------------------
                                          Thomas J. Sykes
                                          Treasurer & Chief Financial Officer